Form 10-Q
period 1998-03-31
SOUTHWEST PARTNERS III L P
filed 1998-05-14
CIK 1038815

Page 12 of 12
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-24181


                       Southwest Partners III, L.P.
                  (Exact name of registrant as specified
                  in its limited partnership agreement)

Delaware                                75-2699554
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                       407 N. Big Spring, Suite 300
                           Midland, Texas 79701
                 (Address of principal executive offices)

                             (915) 686-9927
                     (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes   X   No

        The total number of pages contained in this report is 12.

                     PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10 filed with the Securities and Exchange Commission on April 30, 1998. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1998 Form 10 Report. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets



                                        March 31,      December 31,
                                           1998            1997
                                           ----           -----
                                       (Unaudited)
  Assets

Current asset:
 Cash and cash equivalents              $  335,378     $  501,086
                                                       ----------  ----------
                                        Total current assets 335,378
501,086
                                                       ----------  ---------

Equity investment in subsidiary         15,747,634     16,512,086

Organization costs, net of
 $14,472 and $10,525, respectively          64,468         68,415
                                                       ----------   ---------
                                                       $16,147,480$17,081,587
                                                       ==========  ==========

  Liabilities and Partners' Equity

Current liabilities:
 Payable to General Partner and subsidiary       $     30,225   $162,351
                                                       ----------    ---------
                                        Total current liabilities30,225
162,351
                                                       ----------  ----------
Partners' equity:
 General Partner                         1,496,124      1,615,496
 Limited partners                       14,727,381     15,410,070
  Less notes receivable from
                                        limited partners        106,250
106,330
                                                       ----------   ----------
                                        Total partners' equity   16,117,255
16,919,236
                                                       ----------  ----------
                                                   $16,147,480 $ 17,081,587
                                                       ==========   =========

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Operations
                 For the three months ended March 31, 1998
                                (Unaudited)


  Revenues

Interest income                                        $    2,836

-------

2,836

-------
  Expenses

General and administrative                                 30,248
Amortization                                                3,947
Equity in loss of unconsolidated subsidiary               764,452

-------

798,647

-------
Net loss                                               $(795,811)

=======
Net loss allocated to:

 General Partner                                       $(119,372)

=======
 Limited partners                                      $(676,439)

=======
  Per limited partner unit                             $  (3,940)

=======

                        Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Cash Flows
                 For the three months ended March 31, 1998
                                (Unaudited)


Cash flows from operating activities:

Cash paid to Managing General Partner
 for administrative fees                               $     (23)
 Interest received                                          2,836

--------
 Net cash provided by operating activities                  2,813

--------

Cash flows from investing activities:

 Organization costs                                      (63,514)

--------
  Net cash used in investing activities                  (63,514)

--------

Cash flows from financing activities:

 Capital contributed by limited partners                  (6,250)
 Repayment of notes receivable from
 limited partners                                              80
 Syndication costs                                       (98,837)

--------
  Net cash used in financing activities                 (105,007)

--------
Net decrease in cash and cash equivalents               (165,708)

 Beginning of period                                      501,086

--------
 End of period                                         $  335,378

========

(continued)

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                    Statement of Cash Flows, continued
                 For the three months ended March 31, 1998
                                (Unaudited)


Reconciliation of net loss to net cash
 provided by operating activities:

Net loss                                               $(795,811)
Adjustments to reconcile net loss to net cash provided by operating activities:

  Amortization                                              3,947
  Undistributed loss of affiliate                         764,452
  Increase in accounts payable                             30,225

--------
Net cash provided by operating activities              $    2,813

========

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


1.   Organization
     Southwest Partners III, L.P. (the "Partnership")was organized under the laws of the State of Delaware on March 11, 1997 for the purpose of investing in or acquiring oil field service companies assets. The Partnership intends to wind up its operations and distribute its assets or the proceeds therefrom on or before December 31, 2008, at which time the Partnership's existence will terminate, unless sooner terminated or extended in accordance with the terms of the Partnership Agreement. Southwest Royalties, Inc., a Delaware corporation formed in 1983, is the General Partner of the Partnership. Revenues, costs and expenses are allocated as follows:

                                            Limited     General
                                            Partners    Partner
                                            --------    -------
     Interest income on capital contributions(1)         (1)
     All other revenues                      85%         15%
     Organization and offering costs        100%           -
     Syndication costs                      100%           -
     Amortization of organization costs     100%           -
     Gain or loss on property disposition    85%         15%
     Operating and administrative costs      85%         15%
     All other costs                         85%         15%

     After payout, allocations will be seventy-five (75%) to the limited partners and twenty-five (25%) to the General Partner. Payout is when the limited partners have received an amount equal to one hundred ten percent (110%) of their limited partner capital contributions.

     (1)   Interest   earned  on  promissory  notes  related   to   Capital
     Contributions is allocated to the specific holders of those notes.

     Method of Allocation of Administrative Costs

     For the purpose of allocating Administrative Costs, the Managing General Partner will allocate each employee's time among three divisions: (1) operating partnerships; (2) corporate activities; and
     (3) currently offered or proposed partnerships. The Managing General Partner determines a percentage of total Administrative Costs per division based on the total allocated time per division and personnel costs (salaries) attributable to such time. Within the operating partnership division, Administrative Costs are further allocated on the basis of the total capital of each partnership invested in its operations.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1998, and for the three months ended March 31, 1998, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest   Partners  III,  L.P.,  a  Delaware  limited  partnership   (the
"Partnership"), was formed on March 11, 1997 to invest in Sierra Well Service, Inc. ("Sierra"), an oilfield service company which provides services and products to oil and gas operators for the workover, maintenance and plugging of existing oil and gas wells in the southwestern United States. As of March 31, 1998, the Partnership owned a 45.9% interest in Sierra, which is accounted for using the equity method of accounting. The equity method adjusts the carrying value of the Partnership's investment by its proportionate share of Sierra's undistributed earnings or losses for each respective period.

Results of Operations

For the quarter ended March 31, 1998

Revenues
Revenues consisted of interest income. The surplus of cash prior to the periodic investments in Sierra generated interest income of $2,836.

Expenses
Direct expenses totaled $34,195 for the period, which consisted of $30,248 relating to general and administrative and $3,947 of amortization. General and administrative expenses represent management fees paid to the Managing General Partner for costs incurred to operate the partnership. Amortization expense for the period relates to the Partnership's organization costs.

Equity in loss of unconsolidated subsidiary of $764,452 reflects the Partnership's weighted average proportionate share of the $573,944 loss by Sierra for the period.

Liquidity and Capital Resources

The proceeds from the sale of partnership units in March 1997 funded the Partnership's investment in Sierra. The Partnership did not sell any additional partnership units or invest additional amounts in Sierra subsequent to December 31, 1997.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of interest income from a financial institution of $2,836.

Net Cash Used in Investing Activities. Cash flows used in investing activities totaled $63,514 for the period, which consisted of organization costs.

Net  Cash  Used  in  Financing Activities.  Cash flows  used  in  investing
activities  totaled  $105,007  for the period.   The  use  of  these  funds
included $98,837 in syndication costs.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27  Financial Data Schedule

               (b)  Reports on Form 8-K:

                     No  reports on Form 8-K were filed during the  quarter
               for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SOUTHWEST PARTNERS III, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ------------------------------
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer


Date:  May 15, 1998