Form 10-Q
period 1998-09-30
SOUTHWEST PARTNERS III L P
filed 1999-06-14
CIK 1038815

Page 14 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

Delaware                                       75-2699554________
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)


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

                            Yes   X   No

        The total number of pages contained in this report is 14.

                     PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10 filed with the Securities and Exchange Commission on April 30, 1998. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1998 Form 10 Report. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets



                                      September 30,    December 31,
                                           1998            1997
                                           ----            ----
                                       (Unaudited)
  Assets

Current asset:
 Cash and cash equivalents              $  378,625     $  501,086
                             ----------               ----------
                     Total current assets               378,625
501,086
                            ----------               ----------

Equity investment in subsidiary         13,634,967     16,512,086

Organization costs, net of
 $22,366 and $10,525, respectively          56,574         68,415
                                 ----------               ----------
                               $14,070,166         $    17,081,587
                                 ==========               ==========

  Liabilities and Partners' Equity

Current liabilities:
 Payable to General Partner and subsidiary  $ 104,623  $          162,351
                                  ----------               ----------
              Total current liabilities               104,623
162,351
                                  ----------               ----------
Partners' equity:
 General Partner                         1,169,519      1,615,496
 Limited partners                       12,846,024     15,410,070
  Less notes receivable from
         limited partners                   50,000
106,330
                              ----------               ----------
         Total partners' equity             13,965,543
16,919,236
                               ----------               ----------
                             $14,070,166         $    17,081,587
                              ==========               ==========

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
                                (Unaudited)

                                     Three Months EndedNine Months Ended
                                       September 30,  September 30,
                                            1998           1998
  Revenues                             -------------  -------------

Interest income                         $    3,077     $    8,593
                                                                  ---------
---------
                                                                      3,077
8,593
                                                                  ---------
---------
  Expenses

General and administrative                  35,926        104,656
Amortization                                 3,947         11,841
Equity loss of unconsolidated subsidiary               1,333,760 2,877,119
                                                                  ---------
---------
                                                                  1,373,633
2,993,616
                                                                  ---------
---------
Net loss                                $(1,370,556)   $(2,985,023)
                                                                  =========
=========
Net loss allocated to:

 General Partner                        $(204,991)     $(445,977)
                                                                  =========
=========
 Limited partners                       $(1,165,565)   $(2,539,046)
                                                                  =========
=========
  Per limited partner unit              $  (6,819)     $ (14,855)
                                                                  =========
=========

                        Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Cash Flows
               For the Nine Months Ended September 30, 1998
                                (Unaudited)


Cash flows from operating activities:

 Cash paid to Managing General Partner
  for administrative fees                              $     (33)
 Interest received                                          8,593

--------
  Net cash provided by operating activities                 8,560

--------

Cash flows from investing activities:

 Organization costs                                      (63,514)

--------
  Net cash used in investing activities                  (63,514)

--------

Cash flows from financing activities:

 Capital contributed by limited partners                  (6,250)
 Repayment of notes receivable from
 limited partners                                          37,580
 Syndication costs                                       (98,837)

--------
  Net cash used in financing activities                  (67,507)

--------
Net decrease in cash and cash equivalents               (122,461)

 Beginning of period                                      501,086

--------
 End of period                                         $  378,625

========

(continued)

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                    Statement of Cash Flows, continued
               For the Nine Months Ended September 30, 1998
                                (Unaudited)


Reconciliation of net loss to net cash
 provided by operating activities:

Net loss                                               $(2,985,023)
Adjustments to reconcile net loss to net cash provided by operating activities:

  Amortization                                             11,841
  Undistributed loss of affiliate                       2,877,119
  Increase in accounts payable                            104,623

---------
Net cash provided by operating activities              $    8,560

=========

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

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 1998, and for the nine months ended September 30, 1998, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

3.   Investments
     Following is a summary of the financial position and results of operations of Sierra Well Service, Inc. as of September 30, 1998 and December 31, 1997 and for the nine months ended September 30, 1998 and the year ended December 31, 1997 (in thousands):

                                                 1998       1997
                                                 ----       ----
     Current assets                        $    11,828   $ 14,966
     Property and equipment, net                45,015     46,163
     Other assets, net                          24,197     25,990
                                                ------     ------
     Total assets                          $    81,040   $ 87,119
                                                ======     ======
     Current liabilities                   $    58,330   $  5,536
     Long-term debt                                650     52,480
     Deferred income taxes                       3,724      5,743
                                                ------     ------
                                           $    62,704   $ 63,759
                                                ======     ======
     Stockholders' equity                  $    18,336   $ 23,360
                                                ======     ======
     Sales                                 $    36,185   $ 26,134
                                                ======     ======
     Net loss                              $   (5,024)   $  (797)
                                                ======     ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Southwest Partners III

General

Southwest   Partners  III,  L.P.,  a  Delaware  limited  partnership   (the
"Partnership"), was formed on March 11, 1997 to invest in Sierra Well Service, Inc. ("Sierra"), an oilfield service company which provides services and products to oil and gas operators for the workover, maintenance and plugging of existing oil and gas wells in the southwestern United States. As of September 30, 1998, the Partnership owned a 45.9% interest in Sierra, which is accounted for using the equity method of accounting. The equity method adjusts the carrying value of the Partnership's investment by its proportionate share of Sierra's undistributed earnings or losses for each respective period.

Results of Operations
For the quarter ended September 30, 1998

Revenues
Revenues consisted of interest income. The surplus of cash prior to the periodic investments in Sierra generated interest income of $3,077.

Expenses
Direct expenses totaled $39,873 for the period, which consisted of $35,926 relating to general and administrative and $3,947 of amortization. General and administrative expenses represent management fees paid to the Managing General Partner for costs incurred to operate the partnership. Amortization expense for the period relates to the Partnership's organization costs.

Equity in loss of unconsolidated subsidiary of $1,333,760 reflects the Partnership's weighted average proportionate share of the $2,490,428 loss by Sierra in the amount of $1,143,252 for the period and the amortization of goodwill in relation to the Partnerships investment in Sierra of $190,508.

Results of Operations
For the nine months ended September 30, 1998

Revenues
Revenues consisted of interest income. The surplus of cash prior to the periodic investments in Sierra generated interest income of $8,593.

Expenses
Direct expenses totaled $116,498 for the period, which consisted of $104,657 relating to general and administrative and $11,841 of amortization. General and administrative expenses represent management fees paid to the Managing General Partner for costs incurred to operate the partnership. Amortization expense for the period relates to the Partnership's organization costs.

Equity in loss of unconsolidated subsidiary of $2,877,119 reflects the Partnership's weighted average proportionate share of the $5,024,179 loss by Sierra in the amount of $2,305,595 for the period and the amortization of goodwill in relation to the Partnerships investment in Sierra of $571,524.

Liquidity and Capital Resources

The proceeds from the sale of partnership units in March 1997 funded the Partnership's investment in Sierra. The Partnership did not sell any additional partnership units or invest additional amounts in Sierra subsequent to December 31, 1997.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of interest income from a financial institution of $8,560.

Net Cash Used in Investing Activities. Cash flows used in investing activities totaled $63,514 for the period, which consisted of organization costs.

Net Cash Used in Financing Activities. Cash flows used in investing activities totaled $67,507 for the period. The use of these funds included $98,837 in syndication costs partially offset by $27,580 in payments on notes receivable.

Liquidity - Equity Investment in Subsidiary

Sierra has a highly leveraged capital structure with primarily all of its outstanding debt due on March 31, 1999. Sierra did not have the available working capital to meet this obligation, but on March 31, 1999 finalized a restructuring of its debt with the lender. The restructuring of Sierra's debt with its lender provides for a senior subordinated credit facility and three classes of preferred stock. According to the redemption and/or conversion features of the three classes of preferred stock, if Sierra does not meet repayment of scheduled senior subordinated debt starting at December 31, 1999 with final payment due June 30, 2004, the lender has the right to exercise their conversion features. The conversion amount as a percentage of post-conversion outstanding common stock can range from 25% to 100%. Therefore, the Partnership's investment in Sierra is subject to possible future dilution and/or elimination as a result of the convertible preferred stock held by Sierra's lender. The Partnership's ownership percentage in Sierra decreased from 45.89% to 34.40% upon the signing of Sierra's debt restructuring at March 31, 1999.

Information Systems for the Year 2000

The Managing General Partner and Sierra have reviewed and evaluated their information systems to determine if their systems accurately process data referencing the year 2000. Substantially all necessary programming modifications to correct year 2000 referencing in the Managing General Partner and Sierra's internal accounting and operating systems have been made to-date. However, the Managing General Partner and Sierra have not completed their evaluation of their vendors and suppliers systems to determine the effect, if any, the non-compliance of such systems would have on their operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Sierra Well Service, Inc.

General

Sierra derives its revenues from well servicing, liquids handling, fresh and brine water supply and disposal and other related services. Well servicing rigs are billed at hourly rates that are generally determined by the type of equipment required, market conditions in the region in which the well servicing rig operates, ancillary equipment and the necessary personnel provided on the rig. Sierra charges its customers for liquids handling and fresh and brine water supply and disposal services on an hourly or per barrel basis depending on the services offered. Demand for services depends substantially upon the level of activity in the oil and gas industry, which in turn depends, in part, on oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves in on-shore areas, the level of drilling and workover activity and the ability of oil and gas companies to raise capital.

Results of Operations
For the quarter ended September 30, 1998

Revenues
Sierra's revenues increased to $10.5 million, or 47%, for the quarter ended September 30, 1998 as compared to $7.1 million for the same period in 1997. The increase was primarily attributable to acquisitions completed in late 1997.

Expenses
The increased activity from the acquisitions also caused operating expenses to increase $5.3 million, or 83%, for the quarter ended September 30, 1998 as compared to the same period for 1997. The components of operating expenses consisted of increases in cost of revenues of $3.2 million and general and administrative increases of $629,000. In late 1997 Sierra funded a substantial portion of the acquisitions with borrowings of $52 million from a financial institution. Consequently, interest expense for the quarter ended September 30, 1998 increased to $1.8 million from $185,000 for the same period 1997.

Results of Operations
For the nine months ended September 30, 1998

Revenues
Sierra's revenues increased to $36.2 million, or 142%, for the nine months ended September 30, 1998 as compared to $14.9 million for the same period in 1997. The increase was primarily attributable to acquisitions completed in late 1997.

Expenses
The increased activity from the acquisitions also caused operating expenses to increase $23.2 million, or 172%, for the nine months ended September 30, 1998 as compared to the same period for 1997. The components of operating expenses consisted of increases in cost of revenues of $16.0 million and general and administrative increases of $2.5 million. In late 1997 Sierra funded a substantial portion of the acquisitions with borrowings of $52 million from a financial institution. Consequently, interest expense for the nine months ended September 30, 1998 increased to $5.3 million from $369,000 for the same period 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from well services provided. Liquidity and capital resource information below is provided in thousands.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of net operating income net of expenses of $224.

Net Cash Used in Investing Activities. Cash flows used in investing activities totaled $3,845 for the period, and consisted primarily of acquisitions and purchase of property and equipment.

Net  Cash  Provided  by  Financing  Activities.   Cash  flows  provided  by
investing activities totaled $1,424 for the period. The source of these funds included $2,100 in proceeds from debt issuance.

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


Date:  June 8, 1999