Form 10-Q
period 1998-06-30
SOUTHWEST PARTNERS III L P
filed 1999-07-01
CIK 1038815

Page 14 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                            Yes   X   No _____

        The total number of pages contained in this report is 14.

                     PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10 filed with the Securities and Exchange Commission on April 30, 1998. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1998 Form 10 Report. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets


                                         June 30,      December 31,
                                           1998            1997
                                           ----            ----
                                       (Unaudited)
  Assets

Current assets:
 Cash and cash equivalents              $  338,058     $  501,086
                                        ----------               ----------
        Total current assets               338,058
501,086
                                         ----------               ----------

Equity investment in subsidiary         14,968,727     16,512,086

Organization costs, net of
 $18,420 and $10,525, respectively          60,521         68,415
                                    ----------               ----------
                                    $15,367,306         $    17,081,587
                                     ==========               ==========

  Liabilities and Partners' Equity

Current liabilities:
 Payable to General Partner and subsidiary   $   68,707   $          162,351
                                       ----------               ----------
         Total current liabilities               68,707          162,351
                                          ----------               ----------
Partners' equity:
 General Partner                         1,374,510      1,615,496
 Limited partners                       14,011,589     15,410,070
  Less notes receivable from
         limited partners                   87,500
106,330
                                       ----------               ----------
         Total partners' equity             15,298,599
16,919,236
                                        ----------               ----------
                                          $15,367,306         $    17,081,587
                                         ==========               ==========

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
                                (Unaudited)

                                     Three Months EndedSix Months Ended
                                       June 30, 1998  June 30, 1998
  Revenues                             -------------  -------------

Interest income                         $    2,680     $    5,517
                                                                   --------
---------
                                                                      2,680
5,517
                                                                   --------
---------
  Expenses

General and administrative                  38,482         68,731
Amortization                                 3,947          7,894
Equity loss of unconsolidated subsidiary               778,907   1,543,359
                                                                   --------
---------
                                                                    821,336
1,619,984
                                                                   --------
---------
Net loss                                $(818,656)     $(1,614,467)
                                                                   ========
=========
Net loss allocated to:

 General Partner                        $(122,206)     $(240,986)
                                                                   ========
=========
 Limited partners                       $(696,450)     $(1,373,481)
                                                                   ========
=========
  Per limited partner unit              $  (4,056)     $  (8,000)
                                                                   ========
=========

                        Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Cash Flows
                  For the Six Months Ended June 30, 1998
                                (Unaudited)


Cash flows from operating activities:

 Cash paid to Managing General Partner
  for administrative fees                              $     (24)
 Interest received                                          5,517

--------
  Net cash provided by operating activities                 5,493

--------

Cash flows from investing activities:

 Organization costs                                      (63,514)

--------
  Net cash used in investing activities                  (63,514)

--------

Cash flows from financing activities:

 Capital contributed by limited partners                  (6,250)
 Repayment of notes receivable from
 limited partners                                              80
 Syndication costs                                       (98,837)

--------
  Net cash used in financing activities                 (105,007)

--------

Net decrease in cash and cash equivalents               (163,028)

 Beginning of period                                      501,086

--------
 End of period                                         $  338,058

========

(continued)

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                    Statement of Cash Flows, continued
                  For the Six Months Ended June 30, 1998
                                (Unaudited)


Reconciliation of net loss to net cash
 provided by operating activities:

Net loss                                               $(1,614,467)

Adjustments to reconcile net loss to net cash provided by operating activities:

  Amortization                                              7,894
  Undistributed loss of affiliate                       1,543,359
  Increase in accounts payable                             68,707

---------
Net cash provided by operating activities              $    5,493

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

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 1998, and for the six months ended June 30, 1998, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

3.   Investments
     Following is a summary of the financial position and results of operations of Sierra Well Service, Inc. as of June 30, 1998 and December 31, 1997 and for the six months ended June 30, 1998 and the year ended December 31, 1997 (in thousands):

                                                 1998       1997
                                                 ----       ----
     Current assets                        $    12,757   $ 14,966
     Property and equipment, net                45,930     46,163
     Other assets, net                          25,209     25,990
                                                ------     ------
     Total assets                          $    83,896   $ 87,119
                                                ======     ======
     Current liabilities                   $    57,671   $  5,536
     Long-term debt                                650     52,480
     Deferred income taxes                       4,748      5,743
                                                ------     ------
                                           $    63,069   $ 63,759
                                                ======     ======
     Stockholders' equity                  $    20,827   $ 23,360
                                                ======     ======
     Sales                                 $    25,686   $ 26,134
                                                ======     ======
     Net loss                              $   (2,533)   $  (797)
                                                ======     ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Southwest Partners III

General

Southwest   Partners  III,  L.P.,  a  Delaware  limited  partnership   (the
"Partnership"), was formed on March 11, 1997 to invest in Sierra Well Service, Inc. ("Sierra"), an oilfield service company which provides services and products to oil and gas operators for the workover, maintenance and plugging of existing oil and gas wells in the southwestern United States. As of June 30, 1998, the Partnership owned a 45.9% interest in Sierra, which is accounted for using the equity method of accounting. The equity method adjusts the carrying value of the Partnership's investment by its proportionate share of Sierra's undistributed earnings or losses for each respective period.

Results of Operations
For the quarter ended June 30, 1998

Revenues
Revenues consisted of interest income. The surplus of cash prior to the periodic investments in Sierra generated interest income of $2,680.

Expenses
Direct expenses totaled $42,429 for the period, which consisted of $38,482 relating to general and administrative and $3,947 of amortization. General and administrative expenses represent management fees paid to the Managing General Partner for costs incurred to operate the partnership. Amortization expense for the period relates to the Partnership's organization costs.

Equity in loss of unconsolidated subsidiary of $778,907 reflects the Partnership's weighted average proportionate share of the $1,282,195 loss by Sierra in the amount of $588,399 for the period and the amortization of goodwill in relation to the Partnerships investment in Sierra of $190,508.

Results of Operations
For the six months ended June 30, 1998

Revenues
Revenues consisted of interest income. The surplus of cash prior to the periodic investments in Sierra generated interest income of $5,517.

Expenses
Direct expenses totaled $76,625 for the period, which consisted of $68,731 relating to general and administrative and $7,894 of amortization. General and administrative expenses represent management fees paid to the Managing General Partner for costs incurred to operate the partnership. Amortization expense for the period relates to the Partnership's organization costs.

Equity in loss of unconsolidated subsidiary of $1,543,359 reflects the Partnership's weighted average proportionate share of the $2,532,891 loss by Sierra in the amount of $1,162,343 for the period and the amortization of goodwill in relation to the Partnerships investment in Sierra of $381,016.

Liquidity and Capital Resources

The proceeds from the sale of partnership units in March 1997 funded the Partnership's investment in Sierra. The Partnership did not sell any additional partnership units or invest additional amounts in Sierra subsequent to December 31, 1997.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of interest income from a financial institution of $5,517.

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

Information Systems for the Year 2000

The Partnership and Sierra have reviewed and evaluated their information systems to determine if their systems accurately process data referencing the year 2000. Substantially all necessary programming modifications to correct year 2000 referencing in internal accounting and operating systems have been made to-date. However, the Partnership and Sierra have not completed their evaluation of their vendors and suppliers systems to determine the effect, if any, the non-compliance of such systems would have on their operations. The Partnership and Sierra expect to have all evaluations completed by early 1999.

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations
For the quarter ended June 30, 1998

Revenues

Sierra's revenues increased to $12.0 million, or 160%, for the quarter ended June 30, 1998 as compared to $4.6 million for the same period in 1997. The increase was primarily attributable to acquisitions completed in late 1997.

Expenses

The increased activity from the acquisitions also caused operating expenses to increase $7.5 million, or 184%, for the quarter ended June 30, 1998 as compared to the same period for 1997. The components of operating expenses consisted of increases in cost of revenues of $5.5 million and general and administrative increases of $444,000. In late 1997 Sierra funded a substantial portion of the acquisitions with borrowings of $52 million from a financial institution. Consequently, interest expense for the quarter ended June 30, 1998 increased to $1.8 million from $129,000 for the same period 1997.

Results of Operations
For the six months ended June 30, 1998

Revenues

Sierra's revenues increased to $25.7 million, or 229%, for the six months ended June 30, 1998 as compared to $7.8 million for the same period in 1997. The increase was primarily attributable to acquisitions completed in late 1997.

Expenses

The increased activity from the acquisitions also caused operating expenses to increase $18.0 million, or 252%, for the six months ended June 30, 1998 as compared to the same period for 1997. The components of operating expenses consisted of increases in cost of revenues of $12.7 million and general and administrative increases of $1.9 million. In late 1997 Sierra funded a substantial portion of the acquisitions with borrowings of $52 million from a financial institution. Consequently, interest expense for the six months ended June 30, 1998 increased to $3.5 million from $184,000 for the same period 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from well services provided. Liquidity and capital resource information below is provided in thousands.

Net Cash Used in Operating Activities. Cash flows used in operating activities for the period consisted primarily of net operating income net of expenses of $710.

Net Cash Used in Investing Activities. Cash flows used in investing activities totaled $3,272 for the period, and consisted primarily of acquisitions and purchase of property and equipment.

Net  Cash  Provided  by  Financing  Activities.   Cash  flows  provided  by
investing activities totaled $1,581 for the period. The source of these funds included $2,100 in proceeds from debt issuance.

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


Date:  June 9, 1999