Form 10-Q
period 1999-09-30
SOUTHWEST PARTNERS III L P
filed 1999-11-12
CIK 1038815

Page 15 of 15
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                     PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Registrant (herein also referred to as the "Partnership" has prepared the unaudited condensed financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets



                                      September 30,    December 31,
                                           1999            1998
                                           ----            ----
                                       (Unaudited)
  Assets

Current asset:
 Cash and cash equivalents              $  389,894        381,545
                                          ----------     ----------
        Total current assets               389,894        381,545
                                          ----------     ----------

Equity investment in subsidiary                  -      2,005,000
                                          ----------   ----------
                                         $  389,894     2,386,545
                                          ==========   ==========

  Liabilities and Partners' Equity

Current liabilities:
 Payable to General Partner and subsidiary $     234,906     138,938
                                              ----------  ----------
         Total current liabilities               234,986      138,938
                                              ----------   ----------
Partners' equity:
 General Partner                         (893,578)      (579,685)
 Limited partners                        1,048,566      2,827,292
                                        ----------     ----------
          Total partners' equity           154,988      2,247,607
                                        ----------     ----------
                                        $  389,894      2,386,545
                                        ==========     ==========

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Operations
                                (Unaudited)

                                Three Months Ended     Nine Months Ended
                                  September 30,          September 30,
                                  1999       1998       1999        1998
  Revenues                        ----       ----       ----        ----

Interest income               $    2,795      3,077      8,349      8,593
                                           ---------  ---------   ---------
---------
                                               2,795      3,077       8,349
8,593
                                           ---------  ---------   ---------
---------
  Expenses

General and administrative        30,408     35,926     95,968    104,656
Amortization                           -      3,947          -     11,841
Equity loss in unconsolidated
 subsidiary                            -  1,333,760  2,005,000   2,877,119
                                           ---------  ---------   ---------
---------
                                              30,408  1,373,633   2,100,968
2,993,616
                                           ---------  ---------   ---------
---------
Net       loss                            $      (27,613)       (1,370,556)
(2,092,619)                   (2,985,023)
                                           =========  =========   =========
=========
Net loss allocated to:

 General Partner              $  (4,142)  (204,991)  (313,893)   (445,977)
                                           =========  =========   =========
=========
      Limited      partners                 $     (23,471)      (1,165,565)
(1,778,726)                   (2,539,046)
                                           =========  =========   =========
=========
  Per limited partner unit    $    (137)    (6,819)   (10,406)   (14,855)
                                           =========  =========   =========
=========

                        Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Cash Flows
                                (Unaudited)

                                             Nine Months Ended
                                                                        Sep
tember 30,
Cash flows from operating activities:       1999           1998
                                                           ----       ----
 Cash paid to Managing General Partner
  for administrative fees               $        -           (33)
 Interest received                           8,349          8,593
                                                                  ---------
---------
  Net cash provided by operating activities            8,349          8,560
                                                                  ---------
---------
Cash flows from investing activities:

 Organization costs                              -       (63,514)
                                                                  ---------
---------
  Net cash used in investing activities          -      (63,514))
                                                                  ---------
---------
Cash flows from financing activities:

     Capital    contributed    by    limited    partners                  -
(6,250)
 Repayment of notes receivable from
  Limited partners                               -         37,580
 Syndication costs                               -       (98,837)
                                                                  ---------
---------
  Net cash used in financing activities          -       (67,507)
                                                                  ---------
---------

Net increase (decrease)
 in cash and cash equivalents                8,349      (122,461)

 Beginning of period                       381,545        501,086
                                                                  ---------
---------
 End of period                          $  389,894        378,625
                                                                  =========
=========


Reconciliation of net loss to net cash
 provided by operating activities:

Net loss                                $(2,092,619)   (2,985,023)

Adjustments to reconcile net loss to net cash provided by operating activities:

  Amortization                                   -         11,841
  Undistributed loss of affiliate        2,005,000      2,877,119
  Increase in accounts payable              95,968        104,623
                                                                  ---------
---------
Net cash provided by operating activities        $     8,349          8,560
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

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 1999, and for the three and nine months ended September 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

3.   Investments
     The Partnerships investment in Sierra upon recording their portion of Sierra's losses for the six months ended June 30, 1999 was reduced to zero. Therefore, according to General Accepted Accounting Principles, the equity method was suspended. The Partnership will not record their ownership percentage of Sierra's losses beyond June 30, 1999. If Sierra subsequently begins to report net income, the Partnership will resume applying the equity method only after its share of net income equals the share of net losses not recognized during the period the equity method is suspended.

     Following is a summary of the financial position and results of operations of Sierra Well Service, Inc. as of September 30, 1999 and December 31, 1998 and for the nine months ended September 30, 1999 and the year ended December 31, 1998 (in thousands):

                                                 1999       1998
                                                 ----       ----
     Current assets                        $     8,130     11,828
     Property and equipment, net                38,657     45,015
     Other assets, net                          20,989     24,197
                                                ------     ------
     Total assets                          $    67,776     81,040
                                                ======     ======
     Current liabilities                   $     5,346     58,330
     Long-term debt                             50,410        650
     Deferred income taxes                           -      3,724
                                                ------     ------
                                           $    55,756     62,704
                                                ======     ======
     Stockholders' equity                  $    12,020     18,336
                                                ======     ======
     Sales                                 $    25,761     36,185
                                                ======     ======
     Net loss                              $   (8,214)    (5,024)
                                                ======     ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Southwest Partners III

General
Southwest   Partners  III,  L.P.,  a  Delaware  limited  partnership   (the
"Partnership"), was formed on March 11, 1997 to invest in Sierra Well Service, Inc. ("Sierra"), an oilfield service company which provides services and products to oil and gas operators for the workover, maintenance and plugging of existing oil and gas wells in the southwestern United States. As of September 30, 1999, the Partnership owned a 33.8% interest in Sierra, which is accounted for using the equity method of accounting. The equity method adjusts the carrying value of the Partnership's investment by its proportionate share of Sierra's undistributed earnings or losses for each respective period.

Results of Operations
For the quarter ended September 30, 1999

Revenues
Revenues consisted of interest income. Interest income generated $2,795 for the quarter ended September 30, 1999 as compared to $3,077 for the quarter ended September 30, 1998.

Expenses
Direct expenses totaled $30,408 and $39,873 for the quarters ended September 30, 1999 and 1998, respectively, and consisted of general and administrative expenses and $3,947 amortization expense for the quarter ended September 30,1998. General and administrative expenses represent management fees paid to the Managing General Partner for costs incurred to operate the partnership.

Equity in loss of unconsolidated subsidiary - See Footnote 3 Investments and Sierra's Management Discussion and Analysis section included in this report.

Results of Operations
For the nine months ended September 30, 1999

Revenues
Revenues consisted of interest income. Interest income generated $8,349 for the nine months ended September 30, 1999 as compared to $8,593 for the nine months ended September 30, 1998.

Expenses
Direct expenses totaled $95,968 and $116,497 for the nine months ended September 30, 1999 and 1998, respectively, and consisted of general and administrative expenses and $11,841 amortization expense for the nine months ended September 30,1998. General and administrative expenses represent management fees paid to the Managing General Partner for costs incurred to operate the partnership.

Equity in loss of unconsolidated subsidiary of $2,005,000 reflects the Partnership's weighted average proportionate share of the $4,818,680 loss by Sierra in the amount of $1,657,626 for the period and the amortization of goodwill in relation to the Partnerships investment in Sierra of $347,373. Equity in loss of unconsolidated subsidiary for the nine months ended September 30, 1998 was $2,877,119. For an explanation as to the decrease in equity in loss of unconsolidated subsidiary see Footnote 3 and Sierra's Management Discussion and Analysis section included in this report.

Liquidity and Capital Resources

The proceeds from the sale of partnership units in March 1997 funded the Partnership's investment in Sierra. The Partnership did not sell any additional partnership units or invest additional amounts in Sierra subsequent to December 31, 1997.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of interest income from a financial institution of $8,349.

Net Cash Used in Investing Activities. There were no amounts provided by or used in investing activities for the nine months ended September 30, 1999.

Net Cash Used in Financing Activities. There were no amounts provided by or used in financing activities for the nine months ended September 30, 1999.

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

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $21.0 million of interest payments due within the next twelve months on its debt obligations. Due to the severely depressed commodity prices experienced by the oil & gas industry during the last quarter of 1997, throughout 1998 and continuing throughout the first quarter of 1999 and lagging rental property utilization, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of attempting to renegotiate the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

Information Systems for the Year 2000
The Managing General Partner provides all data processing needs of the Partnership. The Managing General Partner has identified and assessed its exposure to the potential Year 2000 software and imbedded chip processing and date sensitivity issue. Through the Managing General Partners data processing subsidiary, Midland Southwest Software, Inc., the Managing General Partner proactively initiated an internal plan to identify applicable hardware and software, assess impact and effect, estimate costs, construct and implement corrective actions, and prepare contingency plans.

Identification & Assessment
The Managing General Partner currently believes it identified the internal and external software and hardware that had the potential for date sensitivity problems. Four critical systems and/or functions were identified and addressed: (1) the proprietary software of the Partnership
(OGAS) that is used for oil & gas property management and financial accounting functions, (2) the DEC VAX/VMS hardware and operating system,
(3) various third-party application software including lease economic analysis, fixed asset management, geological applications, and payroll/human resource programs, and (4) External Agents.

The proprietary software of the Partnership has met compliance requirements. Since this is an internally generated software package, the Managing General Partner incurred approximately $25,000 in man-hours. Modifications were made by internal staff and did not represent additional costs to the Partnership. The Managing General Partner has not made contingency plans at this time since the conversion is ahead of schedule and being handled by Managing General Partner controlled internal programmers. Given the complexity of the systems that were modified, it is anticipated that some problems may arise, but having met the early completion date, the Managing General Partner feels that adequate time remains available to overcome unforeseen delays.

DEC has released a fully compliant version of its operating system that is used by the Partnership on the DEC VAX system. It was installed, the Managing General Partner believes that this solved any potential problems on the system.

The Managing General Partner has identified various third-party software that may have date sensitivity problems and is continuing to work with the vendors to secure solutions as well as prepare contingency plans. After review and evaluation of the vendor plans and status, the Managing General Partner believes that the problems will be resolved prior to the year 2000 or the alternate contingency plan will sufficiently and adequately remediate the problem so that there is no material disruption to business functions.

The External Agents of the Partnership include suppliers, customers, owners, vendors, banks, product purchasers including pipelines, and other oil and gas property operators. The Managing General Partner is in the process of identifying and communicating with each critical External Agent about its plan and progress thereof in addressing the Year 2000 issue. This process is on schedule and the Managing General Partner, at this time, believes that there should be no material interference or disruption associated with any of the critical External Agent's functions necessary to the Partnership's business. The Managing General Partner estimates completion of this audit by year end 1999 and believes that alternate plans can be devised to circumvent any material problems arising from critical External Agent noncompliance.

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

Risks/Contingency
The failure to correct critical systems of the Partnership, or the failure of a material business partner or External Agent to resolve critical Year 2000 issues could have a serious adverse impact on the ability of the
Partnership to continue operations and meet obligations. Based on the Managing General Partner's evaluation and assessment to date, it is believed that any interruption in operation will be minor and short-lived and pose no material monetary loss, safety, or environmental risk to the Partnership. However, due to the external nature of the potential problems, it is impossible to accurately identify the risks, quantify potential impacts or establish a final contingency plan. The Managing General Partner believes that its assessment and contingency planning will be complete no later than year-end 1999.

Worst Case Scenario
The Securities and Exchange Commission requires public companies to forecast the most reasonably likely worst case Year 2000 scenario, assuming that the Managing General Partner's Year 2000 plan is not effective. Analysis of the most reasonably likely worst case Year 2000 scenarios the Partnership may face leads to contemplation of the following possibilities which, though considered highly unlikely, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving the Partnership; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for the Partnership and its employees, contractors, suppliers, and customers; significant disruption to the Partnership's ability to gain access to, and continue working in, office buildings and other facilities; and the failure, of third-parties systems, the effects of which would have a cumulative material adverse impact on the Partnership's critical systems. The Partnership could experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to the Partnership. Under these circumstances, the adverse effect on the Partnership, and the diminution of Partnership revenues, could be material, although not quantifiable at this time.

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

Results of Operations
For the quarter ended September 30, 1999

Revenues
Sierra's revenues decreased to $10.0 million, or 4%, for the quarter ended September 30, 1999 as compared to $10.5 million for the same period in 1998. The decrease was primarily attributable to the decrease in oil and gas prices, which lowered rig utilization, and in turn lowered activity levels. In an effort to remain competitive, hourly rates were reduced.

Expenses
The decline in revenues experienced in the oil and gas industry has also caused operating expenses to decrease $716,000, or 6%, for the quarter ended September 30, 1999 as compared to the same period for 1998. The components of operating expenses consisted of decreases in cost of revenues of $19,000 and general and administrative decreases of $497,000. Interest expense for the quarter ended September 30, 1999 decreased to $1.6 million from $1.8 million for the same period 1998.

Results of Operations
For the nine months ended September 30, 1999

Revenues
Sierra's revenues decreased to $25.8 million, or 28%, for the nine months ended September 30, 1999 as compared to $36.2 million for the same period in 1998. The decrease was primarily attributable to the decrease in oil and gas prices, which lowered rig utilization, and in turn lowered activity levels. In an effort to remain competitive, hourly rates were reduced.

Expenses
The  decline in revenues experienced in the oil and gas industry  has  also caused operating expenses to decrease $7.4 million, or 20%, for the nine months ended September 30, 1999 as compared to the same period for 1998. The components of operating expenses consisted of decreases in cost of revenues of $6.0 million and general and administrative decreases of $1.1 million. Interest expense for the nine months ended September 30, 1999 decreased to $5.0 million from $5.3 million for the same period 1998.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from well services provided. Liquidity and capital resource information below is provided in thousands.

Net Cash Used in Operating Activities. Cash flows used in operating activities for the period consisted primarily of operating expenses in excess of operating income of $556,000.

Net Cash Used in Investing Activities. Cash flows used in investing activities totaled $87,000 for the period, and consisted primarily of the purchase of property and equipment.

Net Cash Used in Financing Activities. Cash flows used in financing activities totaled $1.5 million for the period. The primary use of these funds included $6.5 million used for payment of debt and debt related costs net of $5.0 million in proceeds from issuance of preferred stock.

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


Date:  November 15, 1999