Form 10-K
period 1999-12-31
SOUTHWEST PARTNERS III L P
filed 2000-04-14
CIK 1038815

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1999

                                    OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                      to

Commission File Number 000-24181

                       Southwest Partners III, L.P.
                (Exact name of registrant as specified in
                    its limited partnership agreement)

Delaware                                                     75-2699554
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)

407 N. Big Spring, Suite 300, Midland, Texas                 79701
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code   (915) 686-9927

       Securities registered pursuant to Section 12(b) of the Act:

                                   None

       Securities registered pursuant to Section 12(g) of the Act:

                      limited partnership interests

Indicate by check mark whether registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:     Yes   x    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.     [x]

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

The  total  number of pages contained in this report is 44.   There  is  no
exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          4

 3.  Legal Proceedings                                                   5

 4.  Submission of Matters to a Vote of Security Holders                 5

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 6

 6.  Selected Financial Data                                             7

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                       8

 8.  Financial Statements and Supplementary Data                        13

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             25

                                 Part III

10.  Directors and Executive Officers of the Registrant                 26

11.  Executive Compensation                                             27

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         27

13.  Certain Relationships and Related Transactions                     27

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        28

     Signatures                                                         29

                                  Part I

Item 1.   Business

General
Southwest Partners III, L.P., a Delaware limited partnership (the "Partnership") was organized March 11, 1997 to invest in oil field service companies and assets. The Partnership's business strategy was to acquire interests in oil field service companies and assets with a view to providing capital appreciation in the value of the Partnership's units of limited partnership interest (the "Units"). The Partnership concluded its acquisition of oil field service company assets in December 1997.

Private Placement
From March 15, 1997 to June 30, 1997, the Partnership originally conducted a "blind pool" offering of the Units in accordance with Regulation D promulgated under the Securities Act (the "Private Placement"). On July 1, 1997, the Partnership amended the offering, which was concluded on September 30, 1997, to invest the entire proceeds in the common stock of Sierra Well Service, Inc. ("Sierra"), an oil field service company affiliated with the General Partner. A total of 170.92511 Units were sold to 525 Investors for an aggregate net price of $17,092,510. The Partnership invested a total of $17,054,500 (including the capital contribution of the General Partner) in 2,005 shares of the Sierra common stock.

Sierra in March 2000 filed a restated certificate of incorporation increasing its authorized common shares to 25,000,000 and completed a 445-for-1 stock split. All shares have been restated as if the stock split had occurred at the beginning of 1998. The Partnership at December 31, 1999 owns 44.94% or 892,225 shares of Sierra's outstanding common stock.

The General Partner
The general partner of the Partnership is Southwest Royalties, Inc. (the "General Partner"). The General Partner was formed in 1983 to acquire and develop oil and gas properties. The General Partner initially financed the acquisition of oil and gas reserves and its exploration and development efforts through public and private limited partnership offerings. The
General Partner has raised approximately $115 million in 31 public and private limited partnership offerings. The General Partner is a general partner of these limited partnerships, owns interests in these partnerships and receives management fees and operating cost reimbursements from such partnerships. Since its inception, The General Partner, on behalf of itself and the investment partnerships, has acquired over $320 million of oil and gas properties, primarily in the Permian Basin of West Texas and New Mexico.

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  97  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

The Partnership
The sole business of the Partnership is holding Sierra stock. The Partnership has no employees and has no operations, except through Sierra. The Partnership and the General Partner effectively control Sierra.

Sierra Well Service, Inc.
Sierra provides a broad range of services used for the drilling, completion and operation of oil and gas wells, including well servicing, liquids handling and fresh and brine water supply and disposal services. Sierra provides services in its areas of operation in Texas, New Mexico, Oklahoma and Louisiana. These services are used by oil and gas companies to complete newly drilled oil and gas wells, maintain and optimize the performance of existing wells, recomplete wells to additional producing zones and plug and abandon wells at the end of their useful lives. Sierra's well servicing and fluid service equipment fleets includes 92 well servicing rigs and 130 fluid service trucks.

Formed in 1992 by the General Partner, Sierra has grown primarily through selective acquisitions. It has completed 14 purchases of well services companies as well as purchases of additional equipment. Sierra's revenues have grown from $932,000 in 1992 to approximately $37,331,000 in 1999. Sierra's strategy emphasizes diversification and expansion through internal growth and the acquisition of well servicing companies to provide an integrated group of oil field services.

Sierra uses its well servicing rigs to provide completion, maintenance, workover and plugging and abandonment services. Sierra's related trucking services are used to move large equipment to and from the job sites of its customers. Sierra also provides an integrated mix of liquids handling services, including vacuum truck services, frac tank rentals, test tank rentals and Enviro-Vat system rentals. Sierra's fresh and brine water supply and disposal services include the production and sale of fresh and brine water which is used in drilling, completion and workover processes, as well as operation of injection wells that dispose of produced salt water and incidental non-hazardous oil field wastes. Sierra also provides certain other well services, including pit lining services and hot oil services

Environmental
Hazards in the operation of oil field service companies, such as employee injuries on the job site and accidental petroleum or waste spills, are sometimes encountered. Such hazards may cause substantial liabilities to third parties or governmental entities, the payment of which could reduce ultimately the funds available for distribution. Although it is anticipated that customary insurance will be obtained, the Partnership may be subject to liability for pollution and other damages due to hazards, which cannot be insured against or will not be insured against due to prohibitive premium costs or for other reasons. Environmental regulatory matters also could increase the cost of doing business or require the modification of operations in certain areas. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or redemption is probable, and the costs can be reasonably estimated.

Industry Regulations and Guidelines - Certain industry regulations and guidelines apply to the registration, qualification and operation of limited partnerships. The Partnership is subject to these guidelines which regulate and restrict transactions between the Managing General Partner and the Partnership. The Partnership complies with these guidelines and the Managing General Partner does not anticipate that continued compliance would have a material adverse effect on Partnership operations.

Partnership Employees
The Partnership has no employees; however the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1999 there were 97 individuals directly employed by the Managing General Partner in various capacities.

Item 2.   Properties

The  Partnership  does  not  currently own  or  lease  any  property.   The
Partnership operates from the offices of its General Partner in Midland, Texas.

Sierra's corporate office is located in Midland, Texas, which complements the core of its operations in the Permian Basin of West Texas and eastern New Mexico ("the Permian Basin"). Within the Permian Basin, Sierra owns 10 field offices and leases five field offices over short-term periods. Additionally, Sierra leases a field office in South Texas and owns two field offices in East Texas. Sierra leases a field office in Oklahoma.

Sierra's well servicing equipment fleet includes 92 well servicing rigs, 130 fluid service trucks, 90 Enviro-Vat systems and 314 frac and test tanks. Additionally, the Company operates nine injection wells and 32 fresh or brine water stations.

Sierra uses its well servicing rigs to provide completion, maintenance, workover and plugging and abandonment services. Sierra's related trucking services are used to move large equipment to and from the job sites of its customers as well as provide an integrated mix of liquids handling services, including vacuum truck services, frac tank rentals, test tank rentals and Enviro-Vat system rentals. Sierra's fresh and brine water supply and disposal services include the production and sale of fresh and brine water which is used in drilling, completion and workover processes, as well as operation of injection wells that dispose of produced salt water and incidental non-hazardous oil field wastes.

Sierra believes it has satisfactory title to all of its properties in accordance with standards generally accepted within the well servicing industry.

Item 3.   Legal Proceedings

The Partnership is not currently involved in any legal proceeding nor is it party to any pending or threatened claims that could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1999 through the solicitation of proxies or otherwise.

                                 Part II

Item 5.   Market   for   the   Registrant's  Common  Equity   and   Related
          Stockholder Matters

Market Information
There is no trading market for the Units, and it is unlikely that a trading market will exist at any time in the future. The Partnership does not have any units (i) that are subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Partnership,
(ii)  that could be sold pursuant to Rule 144 under the Securities  Act  or that  we  have  agreed to register under the Securities  Act  for  sale  by security holders, or (iii) that are being, or have been publicly proposed to be, publicly offered by the Partnership, the offering of which could have a material effect on the market price of the limited partnership units. Any transfer of the Units is severely restricted by certain conditions outlined in the Partnership Agreement and requires the consent of the General Partner.

There have been no cash distributions to the Limited Partners to date. In general, the Partnership expects to reinvest all cash flow received from operations and does not expect to make distributions until liquidation of the Partnership. The following is a summary of certain allocation provisions of the Partnership Agreement and is qualified in its entirety by reference to the Partnership Agreement, which was filed as an Exhibit to the partnership's Form 10, filed April 1998. Any distributions of cash flow, income, gain, profit, or loss will be allocated 85% to the Limited Partners and 15% to the General Partner in accordance with their capital accounts until the Limited Partners have recovered, through cumulative distributions 100% of their capital contributions plus a 10% cumulative (but not compounded) return. Thereafter, distributions will be made 75% to the Limited Partners and 25% to the General Partner.

The revenues generated and capital appreciation, if any, from the Partnership's investment in Sierra is highly dependent upon the future prices and demand for oil and gas in that the level of use of oil field services and equipment is directly related to the amount of activity in the oil fields. In addition, investments in oil field service companies, while presenting significant potential for capital appreciation, may take from four to seven years from the date of initial investment to reach such a state of maturity that disposition can be considered. Thus, it is anticipated that capital gains or losses typically will take two to five years or longer to realize. In view of these factors, it is unlikely that any significant distributions of the proceeds from the disposition of investments will be made until such time. The Partnership's investment in Sierra will generate little, if any, current income.

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. As of December 31, 1999 the Managing General Partner purchased no limited partner units.

Number of Limited Partner Interest Holders
As of December 31, 1999, there were 523 holders of limited partner units in the Partnership.

Distributions
Pursuant to Section 4.1 of the Partnership's Certificate and Agreement of Limited Partnership, "Net Cash From Operations and Net Cash From Sales or Refinancings" shall be distributed, at such times as the General Partner may determine in its sole discretion. "Net Cash From Operations" is defined as "the gross cash proceeds from Partnership operations less the portion thereof used to pay or establish reasonable reserves for all Partnership expenses, fees, commissions, debt payments, new investments, capital improvements, replacements, repairs and contingencies, and such other purposes deemed appropriate, all as determined by the General Partner." "Net Cash From Sales or Refinancings" is defined as "the net cash proceeds from all sales and other dispositions (other than in the ordinary course of business) and all refinancings of Partnership Property, less any portion thereof used to establish reserves, all as determined by the General Partner. During 1999, no distributions were made.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31 1999, 1998 and March 11, 1997 (date of inception) through December 31, 1997 should be read in conjunction with the financial statements included in
Item 8:

                                                              March 11, 1997
                                    Years ended December 31,through December 3
1,
                                    ------------------------------------------
--

                                        1999         1998          1997
                                        ----         ----          ----

Revenues                           $    11,164      11,514       147,356

Equity  loss  in unconsolidated subsidiary       (2,005,000)    (5,046,321)
(542,414)

Impairment of equity investment of
 unconsolidated subsidiary (Refer
 to footnote 2)                              - (9,460,765)             -

Net loss                           (2,120,433)(14,702,959)     (420,813)

Partners' share of net loss:

 General partners                    (318,065) (2,195,181)      (68,107)

 Limited partners                  (1,802,368)(12,507,778)     (352,706)

Limited partners' net
 loss per unit                        (10,545)    (73,177)       (2,054)

Total assets                       $   392,709   2,386,545    17,081,587

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Southwest Partners III, L.P.

General
Southwest Partners III, L.P. was organized as a Delaware limited partnership on March 11, 1997. The Partnership was formed for the purpose of investing in Sierra Well Service, Inc., an oilfield service company which provides services and products to oil and gas operators for the workover, maintenance and plugging of existing oil and gas wells in the southwestern United States.

The Partnership intends to wind up its operations and distribute its assets or the proceeds therefrom on or before December 31, 2008, at which time the Partnership's existence will terminate, unless sooner terminated or extended in accordance with the terms of the Partnership agreement. As of December 31, 1999, the Partnership owned a 44.94% interest in Sierra, which is accounted for using the equity method of accounting. The equity method adjusts the carrying value of the Partnership's investment by its proportionate share of Sierra's undistributed earnings or losses for each respective period.

Results of Operations
For the year ended December 31, 1999

Revenues
Revenues consisted of interest income. The surplus cash remaining after the periodic investments in Sierra generated interest income of $11,164.

Expenses
Direct expenses totaled $126,597 for the year, relating to general and administrative. General and administrative expenses represent management fees paid to the Managing General Partner for costs incurred to operate the partnership.

The Partnerships investment in Sierra upon recording their portion of Sierra's losses for the six months ended June 30, 1999 was reduced to zero. Therefore, according to General Accepted Accounting Principles, the equity method was suspended. The Partnership did not record their ownership percentage of Sierra's losses beyond June 30, 1999. If Sierra subsequently begins to report net income, the Partnership will resume applying the equity method only after its share of net income equals the share of net losses not recognized during the period the equity method is suspended.

Results of Operations
For the year ended December 31, 1998

Revenues
Revenues consisted of interest income. The surplus cash remaining after the periodic investments in Sierra generated interest income of $11,514.

Expenses
Direct expenses totaled $207,387 for the year, which consisted of $138,972 relating to general and administrative and $68,415 of amortization. General and administrative expenses represent management fees paid to the Managing General Partner for costs incurred to operate the partnership. Amortization expense for the period relates to the Partnership's organization cost, which were entirely written off in the current year based on Statement of Position 98-5 "Reporting on the Cost of Start up Activities".

Equity loss in unconsolidated subsidiary of $5,046,321 reflects the Partnership's weighted average proportionate share of the $9,336,000 loss by Sierra in the amount of $4,284,290 for the year and the amortization of goodwill in relation to the Partnerships investment in Sierra of $762,031.

Impairment of equity investment of unconsolidated subsidiary of $9,460,765 is the result of the Partnership's equity investment incurring an other than temporary decline in the fair value of their investment. The Partnership continually evaluates the current fair value of the investment in Sierra for impairment. The Partnership determined that the carrying value of the investment, including excess cost over equity interest, is not recoverable, and thus recorded a charge to reduce the carrying value of the investment to its fair value. The Partnership's investment in Sierra is subject to possible future dilution and/or elimination, in which case the investment could be written down to zero.

Revenue and Distribution Comparison

Partnership loss for the years ended December 31, 1999, 1998 and the period from March 11, 1997 (date of inception) through December 31, 1997 was $2,120,433, $14,702,959 and $420,813, respectively. Excluding the effects of amortization, net loss would have been $2,120,433 in 1999, $14,634,544 in 1998 and $410,288 in 1997. Since inception of the Partnership, no cash contributions have been made to the partners.

Liquidity and Capital Resources

Cash flows provided by operating activities were approximately $11,164 in 1999 compared to $11,480 in 1998 and $27,735 in 1997. The source of the 1999 cash flow from operating activities was interest.

There were no cash flows used in investing activities during 1999 as compared to $63,514 in 1998 and $17,069,927 in 1997.

There were no cash flows provided by (used in) financing activities during 1999 as compared to $(67,507) in 1998 and $17,543,278 in 1997.

As  of  December  31, 1999, the Partnership had approximately  $127,200  in
working   capital.   The  Managing  General  Partner  knows  of  no   other
commitments.

Liquidity - Equity Investment in Subsidiary

Sierra has a highly leveraged capital structure. Sierra on March 23, 2000 filed a Form S-1 "Registration Statement Under the Securities Act of 1933" with the Securities and Exchange Commission. Sierra plans to use the net proceeds from this offering to a)repay $25 million in existing Subordinated Notes; b)finalize $14.5 million as cash consideration to acquire businesses; c)redeem $5.3 million Series A Cumulative Preferred Stock and
d)cover expenses in connection with the offering and for general corporate purposes.

Sierra on March 31, 1999 finalized a restructuring of its debt with the lender. The restructuring of Sierra's debt with its lender provided for a senior subordinated credit facility and three classes of preferred stock. According to the redemption and/or conversion features of the three classes of preferred stock, if Sierra does not meet repayment of scheduled senior subordinated debt starting at December 31, 1999 with final payment due June 30, 2004, the lender has the right to exercise their conversion features. The conversion amount as a percentage of post-conversion outstanding common stock can range from 25% to 100%. Therefore, the Partnership's investment in Sierra is subject to possible future dilution and/or elimination as a result of the convertible preferred stock held by Sierra's lender. The Partnership's ownership percentage in Sierra upon the signing of Sierra's debt restructuring at March 31, 1999 remained 45.89%. However, should the lender exercise the conversion feature of the preferred stock, the Partnership's ownership percentage would decrease by 14.11%.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $35.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

Information Systems for the Year 2000

The year 2000 issue referred to the risk of disruptions of operations caused by the failure of computer-controlled systems, including systems used by third parties, to properly recognize date sensitive information when the year changed from 1999 to 2000. During the year ended December 31, 1999, the Managing General Partners data processing subsidiary, Midland Southwest Software, Inc., installed new software as part of an on-going project to upgrade its financial and management information systems. The cost of upgrading the software occurred in the normal course of Midland Southwest Software's business and was not material to the results of operations or financial condition of the Partnership.

The Partnership has not experienced any significant business disruptions due to year 2000 issues causing processing errors in its systems, or a third party's systems, during the period of operations after January 1, 2000 until the filing of the 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

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

Results of Operations
For the year ended December 31, 1999

Revenues
Sierra's revenues decreased to $37.3 million, or 18%, for the year ended December 31, 1999 as compared to $45.3 million for the same period in 1998. The decrease was primarily attributable to a severe decline in oil prices, resulting in reduced oilfield service activity.

Expenses
Operating expenses decreased $5.1 million, or 14%, for the year ended December 31, 1999 as compared to the same period for 1998. The components of operating expenses consisted of decreases in cost of revenues of $4.8 million and general and administrative decreases of $300,000. The decrease reflects Sierra's cost cutting measures taken after the hiring of a new chief executive officer in early 1999. Interest expense for the year ended December 31, 1999 decreased to $6.1 million from $7.2 million for the same period in 1998. The decrease was due to a decrease in long-term debt as a result of the March 1999 refinancing and a decrease in amortization of debt issuance costs.

Results of Operations
For the year ended December 31, 1998, as restated

Revenues
Sierra's revenues increased to $45.3 million, or 73%, for the year ended December 31, 1998 as compared to $26.1 million for the same period in 1997. The increase was primarily attributable to acquisitions completed in late 1997.

Expenses
The increased activity from the acquisitions also caused operating expenses to increase $17.3 million, or 75%, for the year ended December 31, 1998 as compared to the same period for 1997. The components of operating expenses consisted of increases in cost of revenues of $14.6 million and general and administrative increases of $2.7 million. In late 1997 Sierra funded a substantial portion of the acquisitions with borrowings of $52 million from a financial institution. Consequently, interest expense for the year ended December 31, 1998 increased to $7.2 million from $1.5 million for the same period in 1997.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from well services provided.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of net operating income net of expenses of $865,000.

Net Cash Used in Investing Activities. Cash flows used in investing activities totaled $970,000 for the period, and consisted primarily of the purchase of property and equipment partially offset by proceeds from the sale of property and equipment.

Net Cash Used in Financing Activities. Cash flows used in financing activities totaled $1,679 million for the period. The use of these funds included $1,057 in deferred loan costs.

Liquidity - Equity Investment by Investors

Sierra has a highly leveraged capital structure. Sierra on March 23,2000 filed a Form S-1 "Registration Statement Under the Securities Act of 1933" with the Securities and Exchange Commission. Sierra plans to use the net proceeds from this offering to a)repay $25 million in existing Subordinated Notes; b)finalize $14.5 million as cash consideration to acquire businesses; c)redeem $5.3 million Series A Cumulative Preferred Stock and
d)cover expenses in connection with the offering and for general corporate purposes.

Sierra on March 31, 1999 finalized a restructuring of its debt with the lender. The restructuring of Sierra's debt with its lender provided for a senior subordinated credit facility and three classes of preferred stock. According to the redemption and/or conversion features of the three classes of preferred stock, if Sierra does not meet repayment of scheduled senior subordinated debt starting at December 31, 1999 with final payment due June 30, 2004, the lender has the right to exercise their conversion features. The conversion amount as a percentage of post-conversion outstanding common stock can range from 25% to 100%. Therefore, the Partnership's investment in Sierra is subject to possible future dilution and/or elimination as a result of the convertible preferred stock held by Sierra's lender. The Partnership's ownership percentage in Sierra upon the signing of Sierra's debt restructuring at March 31, 1999 remained 45.89%. However, should the lender exercise the conversion feature of the preferred stock, the Partnership's ownership percentage would decrease by 14.11%.

Information Systems for the Year 2000
Sierra's data processing needs are provided by the same system which the Managing General Partner uses through their data processing subsidiary Midland Southwest Software, Inc.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Report                                             14

Balance Sheets                                                          15

Statements of Operations                                                16

Statements of Changes in Partners' Equity                               17

Statements of Cash Flows                                                18

Notes to Financial Statements                                           20

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Partners III, L.P.
(A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Partners III, L.P. (the "Partnership") as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Partners III, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.






                                                  KPMG LLP



Midland, Texas
April 7, 2000

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1999 and 1998


                                              1999              1998
                                              ----              ----
  Assets

Current asset:
 Cash and cash equivalents              $    392,709           381,545
                                                                 ----------
----------
                                         Total current assets           392
,709                                         381,545
                                                                 ----------
----------

Equity investment in subsidiary                    -         2,005,000
                                                                 ----------
----------
                                                            $       392,709
2,386,545
                                                                 ==========
==========

  Liabilities and Partners' Equity

Current liabilities:
 Payable to General Partner             $    265,535           138,938
                                                                 ----------
----------
                                         Total current liabilities      265
,535                                         138,938
                                                                 ----------
----------
Partners' equity:
 General Partner                           (897,750)         (579,685)
 Limited partners                          1,024,924         2,827,292
                                                                 ----------
----------
                                         Total partners' equity         127
,174                                       2,247,607
                                                                 ----------
----------
                                                            $       392,709
2,386,545
                                                                 ==========
==========

































                  The accompanying notes are an integral
                   part of these financial statements.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
    Years Ended December 31, 1999, 1998 and Period from March 11, 1997
               (date of inception) through December 31, 1997

                                         1999         1998          1997
                                         ----         ----          ----

  Revenues

Interest   from   capital  contributions            $      -              -
104,391
Interest income                         11,164        11,514       42,965
                                                   ----------    ----------
---------
                                                       11,164        11,514
147,356
                                                   ----------    ----------
---------
  Expenses

General and administrative             126,597       138,972       15,230
Amortization                                 -        68,415       10,525
Equity  loss  in unconsolidated subsidiary          2,005,000     5,046,321
542,414
Impairment of equity investment of
 unconsolidated subsidiary                   -     9,460,765            -
                                                   ----------    ----------
---------
                                                    2,131,597    14,714,473
568,169
                                                   ----------    ----------
---------
Net loss                         $ (2,120,433)    (14,702,959)  (420,813)
                                                   ==========    ==========
=========
Net loss allocated to:

 General Partner                 $   (318,065)    (2,195,181)    (68,107)
                                                   ==========    ==========
=========
    Limited    partners                  $   (1,802,368)       (12,507,778)
(352,706)
                                                   ==========    ==========
=========
  Per limited partner unit       $    (10,545)      (73,177)      (2,054)
                                                   ==========    ==========
=========

































                  The accompanying notes are an integral
                   part of these financial statements.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
    Years Ended December 31, 1999, 1998 and Period from March 11, 1997
               (date of inception) through December 31, 1997




                                  General     Limited    Notes
                                  Partner     Partners Receivable  Total
                                  --------    -------- ----------  -----

 Capital contributions          $1,692,698 17,167,511(106,330) 18,753,879

 Imputed interest on capital
   Contributions receivable        (9,095)   (95,296)        -  (104,391)

 Syndication costs                       -(1,309,439)        -(1,309,439)

 Net loss                         (68,107)  (352,706)        -  (420,813)
                                             -------------------   --------
----------
Balance - December 31, 1997      1,615,496 15,410,070(106,330) 16,919,236

 Capital contributions                   -              31,330     31,330

 Refund of down payment-note
   receivable uncollectible                  (75,000)   75,000          -

 Net loss                       (2,195,181)(12,507,778)      -(14,702,959)
                                             -------------------   --------
----------
Balance - December 31, 1998      (579,685)  2,827,292        -  2,247,607
  Net  loss                        (318,065)(1,802,368)        -(2,120,433)
---------                       ----------   ------------------
Balance - December 31, 1999     $(897,750)  1,024,924        -    127,174
                                             ===================   ========
==========
































                  The accompanying notes are an integral
                   part of these financial statements.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
    Years Ended December 31, 1999, 1998 and Period from March 11, 1997
               (date of inception) through December 31, 1997



                                         1999         1998        1997
                                         ----         ----        ----

Cash flows from operating activities:

 Cash paid to Managing General Partner
  for administrative fees           $         -         (34)    (15,230)
 Interest received                       11,164       11,514      42,965
                                                                 ----------
----------                          -----------
  Net cash provided by operating
                                     activities         11,164       11,480
27,735
                                                                 ----------
----------                          -----------

Cash flows from investing activities:

 Purchase of Sierra investment                -            -(17,054,500)
 Organization costs                           -     (63,514)    (15,427)
                                                                 ----------
----------                          -----------
   Net  cash used in investing activities                    -     (63,514)
(17,069,927)
                                                                 ----------
----------                          -----------

Cash flows from financing activities:

  Capital  contributed by limited partners                   -      (6,250)
11,217,488
 Repayment of notes receivable from limited
  partners                                    -       37,580   5,843,693
  Capital contributed by General Partner                     -            -
67,022
 Repayment of notes receivable from General
  Partner                                     -            -   1,625,676
 Syndication costs                            -     (98,837) (1,210,601)
                                                                 ----------
----------                          -----------
  Net cash provided by (used in)
                                     financing  activities                -
(67,507)                            17,543,278
                                                                 ----------
----------                          -----------

Net increase (decrease) in cash and cash
 equivalents                             11,164    (119,541)     501,086

 Beginning of period                    381,545      501,086           -
                                                                 ----------
----------                          -----------
 End of period                      $   392,709      381,545     501,086
                                                                 ==========
==========                          ===========


(continued)

















                  The accompanying notes are an integral
                   part of these financial statements.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
    Years Ended December 31, 1999, 1998 and Period from March 11, 1997
               (date of inception) through December 31, 1997

                                         1999         1998         1997
                                         ----         ----         ----

Reconciliation of net loss to net cash
 provided by operating activities:

Net loss                            $(2,120,433) (14,702,959)  (420,813)

Adjustments to reconcile net loss to net cash provided by operating activities:

  Amortization                                -        68,415     10,525
  Undistributed loss of affiliate     2,005,000     5,046,321    542,414
   Impairment  of equity investment             -     9,460,765           -
Interest  income added to notes receivable                    -           -
(104,391)
  Increase in accounts payable          126,597       138,938          -
                                                                 ----------
-----------                         --------
Net  cash  provided by operating activities     $        11,164      11,480
27,735
==========                          ===========      ========

Supplemental schedule of noncash investing and financing activities:

 Note receivable from limited partners for
  capital contributions             $         -             -    106,330
                                                                 ==========
===========                         ========





































                  The accompanying notes are an integral
                   part of these financial statements.

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

                                                    Limited   General
                                                    Partners  Partner
                                                    -------   --------
     Interest income on capital contributions        (1)       (1)
     All other revenues                              85%       15%
     Organization and offering costs                100%         -
     Syndication costs                              100%         -
     Amortization of organization costs             100%         -
     Gain or loss on property disposition            85%       15%
     Operating and administrative costs              85%       15%
     All other costs                                 85%       15%

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

2.   Summary of Significant Accounting Policies

     Equity investment in subsidiary
     Investment in Sierra Well Service, Inc. in which the Partnership had a 44.94% and 45.89% interest at December 31, 1999 and 1998, is accounted for by the equity method and the carrying amount is adjusted for the Partnership's proportionate share of Sierra's undistributed earnings or losses. The Partnership continually evaluates the current fair value of the investment in Sierra for impairment. The Partnership at December 31, 1998 determined that the carrying value of the investment, including excess cost over equity interest, was not recoverable, and recorded a charge to reduce the carrying value of the investment to its fair value. An impairment loss of $9,460,765 was recorded by the Partnership during 1998.

     Estimates and Uncertainties
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


2.   Summary of Significant Accounting Policies - continued

     Syndication Costs
      Syndication costs are accounted for as a reduction of partnership equity.

     Environmental
     Hazards in the operation of oil field service companies, such as employee injuries on the job site and accidental petroleum or waste spills, are sometimes encountered. Such hazards may cause substantial liabilities to third parties or governmental entities, the payment of which could reduce ultimately the funds available for distribution. Although it is anticipated that customary insurance will be obtained, the Partnership may be subject to liability for pollution and other damages due to hazards, which cannot be insured against or will not be insured against due to prohibitive premium costs or for other reasons. Environmental regulatory matters also could increase the cost of doing business or require the modification of operations in certain areas. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or redemption is probable, and the costs can be reasonably estimated.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its assets is $17,091,339 and $15,102,127 more, as of December 31, 1999 and 1998 as that shown on the accompanying Balance Sheet in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     There were 170.925 limited partner units outstanding as of December 31, 1999, held by 523 partners.

     Concentrations of Credit Risk
     All partnership revenues are received by the Managing General Partner and subsequently remitted to the partnership and all expenses are paid by the Managing General Partner and subsequently reimbursed by the partnership.

     Fair Value of Financial Instruments
     The carrying amount of cash approximates fair value due to the short maturity of these instruments.

     Net Income (loss) per limited partnership unit
     The net income (loss) per limited partnership unit is calculated by using the number of outstanding limited partnership units.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Liquidity - Managing General Partner
     The Managing General Partner has a highly leveraged capital structure with over $35.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

4.   Investments
     Common stock ownership in Sierra Well Service, Inc. was as follows:

     December 31, 1997                                      45.89%
     January 1, to December 31, 1998            45.89%
     January 1, to March 31, 1999                           45.89
     March 31, to December 31, 1999                         44.94%

     At December 31, 1999, the investment in Sierra Well Service, Inc. exceeded the Partnership's share of the underlying net assets by $7,620,317 and was being amortized on the straight-line method prior to June 30, 1999, at which time the equity method was suspended. A 10 year amortization period for goodwill was used due to the fact that the Partnership intends to wind up its operations on or before December 31, 2008.

     Following is a summary of the financial position and results of operations of Sierra Well Service, Inc. as of and for the years ended December 31, 1999, 1998 and 1997 (in thousands):
                                                      1998
                                           1999     Restated     1997

     Current assets             $         8,971      9,882      14,966
      Property  and  equipment, net                     31,186       35,634
46,163
      Other  assets,  net                                6,704        7,811
25,990
                                         ------     ------      ------
     Total assets               $        46,861     53,327      87,119
                                         ======     ======      ======
     Current liabilities        $         7,296      3,599       5,536
     Long-term debt                      50,371     54,664      52,480
     Deferred income taxes                2,224          -       5,743
                                         ------     ------      ------
                                $        59,891     58,263      63,759
                                         ======     ======      ======
     Stockholders' equity       $      (13,030)    (4,936)      23,360
                                         ======     ======      ======
       Sales                                     $      37,331       45,319
26,134
                                         ======     ======      ======
     Net loss                   $      (13,401)   (28,296)       (797)
                                         ======     ======      ======

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


4.   Investments - continued
     Sierra has a highly leveraged capital structure. Sierra on March 23, 2000 filed a Form S-1 "Registration Statement Under the Securities Act of 1933" with the Securities and Exchange Commission. Sierra plans to use the net proceeds from this offering to a)repay $25 million in existing Subordinated Notes; b)finalize $14.5 million as cash consideration to acquire businesses; c)redeem $5.3 million Series A Cumulative Preferred Stock and d)cover expenses in connection with the offering and for general corporate purposes.

     Sierra in March 2000 filed a restated certificate of incorporation increasing its authorized common shares to 25,000,000 and completed a 445-for-1 stock split. All shares have been restated as if the stock split had occurred at the beginning of 1998. The Partnership at December 31, 1999 owns 44.94% or 892,225 shares of Sierra's outstanding common stock.

     Sierra on March 31, 1999 finalized a restructuring of its debt with the lender. The restructuring of Sierra's debt with its lender provided for a senior subordinated credit facility and three classes of preferred stock. According to the redemption and/or conversion features of the three classes of preferred stock, if Sierra does not meet repayment of scheduled senior subordinated debt starting at December 31, 1999 with final payment due June 30, 2004, the lender has the right to exercise their conversion features. The conversion amount as a percentage of post-conversion outstanding common stock can range from 25% to 100%. Therefore, the Partnership's investment in Sierra is subject to possible future dilution and/or elimination as a result of the convertible preferred stock held by Sierra's lender. The Partnership's ownership percentage in Sierra upon the signing of Sierra's debt restructuring at March 31, 1999 remained 45.89%.
     However, should the lender exercise the conversion feature of the preferred stock, the Partnership's ownership percentage would decrease by 14.11%.

5.   Commitments and Contingent Liabilities
     As a marketing incentive, brokers who sold in excess of one Unit received three percent (3%) of the Partnership liquidation proceeds which are distributed to the General Partner in proportion to the dollar amount of Units sold by each such broker; provided, however that no broker shall receive such interest unless the Partnership has returned to the Limited Partners 100% of their Limited Partner Capital Contribution plus a 10% cumulative (but not compounded) return at the time of liquidation. As of December 31, 1998, there were 13 such brokers who sold in excess of one Unit qualifying for the special distribution.

     The Partnership is subject to various federal, state and local environmental laws and regulations, which establish standards and requirements for protection of the environment. The Partnership cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Partnership continues to monitor the status of these laws and regulations.

     As of December 31, 1999, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil field service industry.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


6.   Related Party Transactions
     Southwest   Royalties,  Inc.,  the  General  Partner,  was   paid   an
     administrative fee of $120,000, $120,000 and $15,000 during 1999, 1998 and 1997 for indirect general and administrative overhead expenses.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership. There were approximately $2,500 and $3,400 in legal services provided for the years ended December 31, 1999 and 1998.

     Accounts payable due to the General Partner at December 31, 1999 and 1998 totaled $265,535 and $138,938 for administrative fees.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

Management of the Partnership is provided by Southwest Royalties, Inc., as Managing General Partner. The names, ages, offices, positions and length of service of the directors and executive officers of Southwest Royalties, Inc. are set forth below. Each director and executive officer serves for a term of one year.

Name                        Age         Position
--------------------        ---         -----------------------------------
--
H. H. Wommack, III                      44
                                        Chairman of the Board, President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              43          Secretary and Director

Bill E. Coggin                          45
                                        Vice  President and Chief Financial
                                        Officer

J. Steven Person            41          Vice President, Marketing

Paul L. Morris              58          Director

H. H. Wommack, III, is Chairman of the Board, President, Chief Executive Officer, Treasurer, principal stockholder and a director of the Managing General Partner, and has served as its President since the Company's organization in August, 1983. Prior to the formation of the Company, Mr.
Wommack was a self-employed independent oil producer engaged in the purchase and sale of royalty and working interests in oil and gas leases, and the drilling of exploratory and developmental oil and gas wells. Mr. Wommack holds a J.D. degree from the University of Texas from which he graduated in 1980, and a B.A. from the University of North Carolina in 1977.

H. Allen Corey, a founder of the Managing General Partner, has served as the Managing General Partner's secretary and a director since its inception. Mr. Corey is President of Trolley Barn Brewery, Inc., a brew pub restaurant chain based in the Southeast. Prior to his involvement with Trolley Barn, Mr. Corey was a partner at the law firm of Miller & Martin in Chattanooga, Tennessee. He is currently of counsel to the law firm of Baker, Donelson, Bearman & Caldwell, with the offices in Chattanooga, Tennessee. Mr. Corey received a J.D. degree from the Vanderbilt University Law School and B.A. degree from the University of North Carolina at Chapel Hill.

Bill E. Coggin, Vice President and Chief Financial Officer, has been with the Managing General Partner since 1985. Mr. Coggin was Controller for Rod Ric Corporation of Midland, Texas, an oil and gas drilling company, during the latter part of 1984. He was Controller for C.F. Lawrence & Associates, Inc., an independent oil and gas operator also of Midland, Texas during the early part of 1984. Mr. Coggin taught public school for four years prior to his business experience. Mr. Coggin received a B.S. in Education and a B.B.A. in Accounting from Angelo State University.

J. Steven Person, Vice President, Marketing, assumed his responsibilities with the Managing General Partner as National Marketing Director in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.D.A. from Houston Baptist University in 1987.

Paul L. Morris has served as a Director of Southwest Royalties Holdings, Inc. since August 1998 and Southwest Royalties, Inc. since September 1998. Mr. Morris is President and CEO of Wagner & Brown, Ltd., one of the largest independently owned oil and gas companies in the United States. Prior to his position with Wagner & Brown, Mr. Morris served as President of Banner Energy and in various managerial positions with Columbia Gas System, Inc.

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner billed $120,000 during 1999 and 1998 and $15,000 during 1997, as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The   Managing  General  Partner  owns  a  nine  percent  interest  in  the
Partnership as a general partner.

No officer or director of the Managing General Partner owns Units in the Partnership. H. H. Wommack, III, as the individual general partner of the Partnership, owns a one percent interest as a general partner. There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

The General Partner contributed $1,692,698, which entitled it to receive 100% of the Partnership's general partner interest. The general partner interest entitles the General Partner to 15% interest in the Partnership. See "Item 5."

In   1999,   the   Managing  General  Partner  received  $120,000   as   an
administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

The  Partnership  originally invested all of the proceeds  of  the  Private
Placement in 2,005 shares 45.9% of Sierra common stock. The General Partner at December 31, 1999 directly owns 28.24% of Sierra's common stock. Sierra in March 2000 filed a restated certificate of incorporation increasing its authorized common shares to 25,000,000 and completed a 445-for-1 stock split. All shares have been restated as if the stock split had occurred at the beginning of 1998. The Partnership at December 31, 1999 now owns 44.94% or 892,225 shares of Sierra's outstanding common stock.

H. Allen Corey, who is an officer and director of the General Partner, is of counsel with Baker, Donelson, Bearman & Caldwell, a law firm, which provides legal services to the General Partner and the Partnership. The Partnership paid approximately $2,500 in legal services for 1999.

In the opinion of management, the terms of the above transactions are similar to ones with unaffiliated third parties.

                                 Part IV


Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

          (a)(1)  Financial Statements:

                  Southwest Partners III, L.P. Financial Statements

                  Included in Part II Item 8 of this report -
                  Independent Auditors Report
                  Balance Sheets
                  Statements of Operations
                  Statement of Changes in Partners' Equity
                  Statements of Cash Flows
                  Notes to Financial Statements

                    Index   to   Financial  Statements  of   Unconsolidated
Subsidiary

                  Independent Auditors' Report              30
                                        Balance                      Sheets
31
                  Statements of Operations                  32
                  Statements of Stockholders' Equity        33
                  Statements of Cash Flows                  34
                  Notes to Financial Statements             35

                     (2) Schedules required by Article 12 of Regulation S-X are either omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

             (3)  Exhibits:


4  (a)
                          Certificate of Limited Partnership of Southwest Partners III, L.P., dated March 11, 1997. (Incorporated by reference from Partnership's Form 10-K for the fiscal year ended December 31,
                          1998).


(b)   Agreement of Limited                  Partnership                  of
                          Southwest Partners III, L.P., dated March 11, 1997. (Incorporated by reference from Partnership's Form 10-K for the fiscal year ended December 31, 1998).

                  27 Financial Data Schedule

          (b)     Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 1999.

                                Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Southwest Partners III, L.P.
                          a Delaware limited partnership



By:
                                 Southwest Royalties, Inc.,

Managing General Partner


                          By:    /s/ H. H. Wommack, III
                                 -----------------------------

H. H. Wommack, III, President


                          Date:  April 14, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


By:    /s/ H. H. Wommack, III
       -----------------------------------
       H. H. Wommack, III, Chairman of the
       Board, President, Chief Executive
       Officer, Treasurer and Director


Date:  April 14, 2000


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  April 14, 2000

When the transaction referred to in the third paragraph of Note 1 of the Notes to Financial Statements has been consummated, we will be in a position to render the following report.

                                 KPMG LLP

                       INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Sierra Well Service, Inc.:

We have audited the accompanying balance sheets of Sierra Well Service, Inc. of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Sierra Well Service, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                   KPMG LLP

Midland, Texas
March 11, 2000, except as to the
 third paragraph of Note 1
 which is as of           , 2000.

                         SIERRA WELL SERVICE, INC.

                              BALANCE SHEETS
                     As of December 31, 1998 and 1999

                                  ASSETS
                     (in thousands, except share data)

                                                   1998
                                                          1999
 Current assets
   Cash and cash equivalents                       $2,84  $
                                                   6      1,062
   Trade accounts receivable, net of allowance of
 $1,238 and                                        6,534
      $271, respectively                                  7,477
   Accounts receivable-related party                 89
                                                          73
   Inventories                                      158
                                                          144
   Other current assets                             255
                                                          215
           Total current assets                    9,882
                                                          8,971
 Property and equipment, net                       35,63
                                                   4      31,18
                                                          6
 Other assets
   Deferred loan costs, net of amortization of
 $1,318 and                                         317
      $2,198, respectively                                494
   Goodwill, net of amortization of $16,660 and
 $17,024,                                          4,998
      respectively                                        4,633
   Other                                           2,496
                                                          1,577
           Total other assets                      7,811
                                                          6,704
 Total assets                                      $53,3  $
                                                   27     46,86
                                                          1

       LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
   Current portion of long-term debt               $403   $
                                                          1,164
   Accounts payable                                1,772
                                                          4,281
   Accounts payable-related party                    40
                                                          49
   Accrued expenses                                1,384
                                                          1,698
   Deferred income tax                                -
                                                          104
           Total current liabilities               3,599
                                                          7,296
 Long-term debt                                    54,66
                                                   4      50,37
                                                          1

 Deferred income tax                                  -
                                                          2,224
 Commitments & contingencies                          -
                                                          -

 Stockholders' equity
   Series A Redeemable 10% Preferred Stock,
 $10,000 par,                                         -
      1,000 shares authorized, 530.45 shares              5,305
 issued
   Series B Convertible Preferred Stock, $1 par,
 1,000 shares                                         -
      authorized, 1,000 issued                            1
   Series C Convertible Preferred Stock, $1,000
 par, 1 share                                         -
      authorized, one issued                              1
   Common stock - $.01 par; $1 stated value;
 25,000,000
      shares authorized; 1,944,966 and 1,985,488
 shares                                              19
      issued and outstanding at December 31, 1998         20
 and 1999,
      respectively
   Additional paid-in capital                      24,83
                                                   0      24,82
                                                          9
   Accumulated deficit                             (29,7
                                                   85)    (43,1
                                                          86)
           Total stockholders' deficit             (4,93
                                                   6)     (13,0
                                                          30)
 Total liabilities and stockholders' deficit       $53,3  $
                                                   27     46,86
                                                          1

      The accompanying notes are an integral part of these financial statements.

                         SIERRA WELL SERVICE, INC.

                         STATEMENTS OF OPERATIONS
           For the years ended December 31, 1997, 1998 and 1999
              (in thousands, except per share and share data)

                                            1997
                                                   1998   1999
 Revenues
   Well Servicing                           $20,920$      $
                                                   26,687 24,453
   Fluid Services                           5,214
                                                   18,632 12,878
                                            26,134
                                                   45,319 37,331
 Expenses
   Well Servicing                           16,534
                                                   21,640 20,164
   Fluid Services                           3,469
                                                   13,009 9,613
   General and administration, including
 management fees
      and computer services from related    2,785
 parties of $136,                                  5,471  5,229
      $241, and $234, respectively
   Depreciation and amortization            2,931
                                                   8,624  6,747
   Impairment of long lived assets (Note        -
 4)                                                22,671 -
                                            25,719
                                                   71,415 41,753
 Operating income (loss)                      415
                                                   (26,09 (4,422
                                                   6)     )
 Other income (expense)
   Interest income                             85
                                                   263    100
   Interest expense                         (1,508)
                                                   (7,166 (6,065
                                                   )      )
   Loss on sale of assets                    (30)
                                                   (93)   (301)
   Other, net                                  11
                                                   (974)  45
                                            (1,442)
                                                   (7,970 (6,221
                                                   )      )
 Loss before income taxes                   (1,027)
                                                   (34,06 (10,64
                                                   6)     3)
   Deferred income tax (expense) benefit      230
                                                   5,770  (2,328
                                                          )
 Net loss                                   $(797) $      $
                                                   (28,29 (12,97
                                                   6)     1)
   Preferred stock dividend                     -
                                                   -      430
 Net loss to common stockholders' interest  $(797) $      $
                                                   (28,29 (13,40
                                                   6)     1)
 Loss per share                             $      $(14   $
                                            (0.65) .55)   (6.78)
 Weighted   average   number   of    shares 1,224,195
 outstanding                                       1,945, 1,975,
                                                   095    358

      The accompanying notes are an integral part of these financial statements.

                           SIERRA WELL SERVICE, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY
             For the years ended December 31, 1997, 1998 and 1999


                Series A Series B    Series C
               RedeemableConvertible Convertible             Additional
               PreferredPreferred   Preferred   Common      Paid-In       Accum
                                                 Stock                ulated
               Stoc Stock       Stock
               k
               Shar                                                   Deficit
               es   Amou  Share Amou  Shar Amou  Shares Amou  Capita
                    nt    s     nt    es   nt           nt    l
               (in
               thou
               sand
               s,
               exce
               pt
               shar
               e
               data
               )

 Balance -       -    -          -               867,7   8       $    $(692)
  January 1,              -           -    -     50           5,145
 1997
   Stock         -    -          -               8,900   -       -       -
 compensatio              -           -    -
 n
    granted
   Common        -    -          -               1,068  11    19,209     -
 stock                    -           -    -     ,316
    issued
   Issuance
 of              -    -          -                  -    -     476       -
    common                -           -    -
 stock

 Warrants
   Net loss      -    -          -                       -            (797)
                          -           -    -     -            -
 Balance -
  December       -    -          -               1,944  19    24,830  (1,489)
 31, 1997                 -           -    -     ,966
   Net loss      -    -          -                       -            (28,2
                          -           -    -     -            -       96)

 Balance -       -    -          -               1,944  19    24,830  (29,7
  December                -           -    -     ,966                 85)
 31, 1998
   Stock         -    -          -               40,522  1     (1)       -
 compensatio              -           -    -
 n
    granted
   Preferred   500  5,00         1                  -    -       -       -
 stock              0     1,000       1    1
    issued
   Preferred
 stock          30  305          -                  -    -       -    (305)
                          -           -    -
 dividend -
 stock
   Preferred
 stock           -    -          -                  -    -       -    (125)
                          -           -    -
 dividend -
 cash
   Net loss      -    -          -                       -            (12,9
                          -           -    -     -            -       71)

 Balance -      530 5,305 1,0    1                       20      $    $(43,
  December                00          1    1     1,985,       24,829  186)
 31, 1999                                        488

  The accompanying notes are an integral part of these financial statements.

                         SIERRA WELL SERVICE, INC.

                         STATEMENTS OF CASH FLOWS
           For the years ended December 31, 1997, 1998 and 1999
                              (In thousands)

                                              1997
                                                     1998  1999
     Cash flows from operating activities
   Net loss                                   $(797  $     $
                                              )      (28,2 (12,9
                                                     96)   71)
   Depreciation                               2,459
                                                     6,322 5,494
   Amortization                                472
                                                     2,302 1,253
   Impairment of long lived assets               -
                                                     22,67 -
                                                     1
   Bad debt expense                            475
                                                     442   125
   Noncash interest expense                    281
                                                     1,435 2,494
   Write-off of deferred loan costs              -
                                                     655   -
   Loss on sale of assets                       30
                                                     93    301
   Deferred income tax expense (benefit)      (230)
                                                     (5,77 2,328
                                                     0)
   Changes in operating assets and
 liabilities, net of
      acquisitions -                          (6,48
      Accounts receivable                     9)     1,011 (1,05
                                                           1)
      Inventories                               15
                                                     92    14
      Income tax receivable                     15
                                                     -     -
      Other current assets                      33
                                                     (152) 46
      Accounts payable                        2,586
                                                     (1,33 2,518
                                                     3)
      Accrued expenses                        1,095
                                                     (468) 314
 Net cash provided by (used in) operating     (55)
 activities                                          (996) 865
     Cash flows from investing activities
   Purchase of property and equipment         (6,58
                                              5)     (2,43 (2,28
                                                     5)    7)
   Proceeds from sale of property and           86
 equipment                                           309   1,210
   Collections of notes receivable               -
                                                     -     3
   Proceeds from sale of other long-term         -
 assets                                              85    205
   Payments for other long-term assets        (247)
                                                     (92)  (101)
   Payments for businesses, net of cash       (56,0
 acquired                                     76)    (1,80 -
                                                     0)
           Net cash used in investing         (62,8
 activities                                   22)    (3,93 (970)
                                                     3)
     Cash flows from financing activities
   Borrowings under long-term debt            58,79
                                              1      2,100 -
   Payments of long-term debt                 (7,12
                                              1)     (595) (497)
   Dividends paid                                -
                                                     -     (125)
   Deferred loan costs                        (2,03
                                              7)     (267) (1,05
                                                           7)
   Proceeds from issuance of common stock     19,22
                                              0      -     -
           Net cash provided by financing     68,85
 activities                                   3      1,238 (1,67
                                                           9)
 Net increase (decrease) in cash and cash     5,976
 equivalents                                         (3,69 (1,78
                                                     1)    4)
   Cash and cash equivalents - beginning of    561
 year                                                6,537 2,846
 Cash and cash equivalents - end of year      $6,53  $     $
                                              7      2,846 1,062
 Supplemental disclosures of cash flow
 information -                                $1,22  $     $
   Interest paid                              7      5,732 5,106
   Income taxes received                         -
                                                     -     -
 Supplemental schedule of noncash investing
 and financing
   activities -                               $476   $     $
   Common stock warrants issued as debt              -     -
 discount
   Capital leases issued for equipment         462
                                                     252   353
   Notes receivable-non cash                     -
                                                     -     83

The accompanying notes are an integral part of these financial statements.

                         SIERRA WELL SERVICE, INC.

                       NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization & Business - Sierra Well Service, Inc. (the "Company"), a Delaware corporation, was formed in 1992 as a subsidiary of Southwest Royalties, Inc. ("SWR"). In June 1997, Southwest Royalties Holding, Inc. ("SRH") was formed to serve as a holding company for SWR, the Company and other subsidiaries of SWR. At that time, SWR's investment in the Company was transferred by dividend to SRH and the Company became a subsidiary of SRH. Due to sales of the Company's common stock to Southwest Partners II, L.P. and Southwest Partners III, L.P. (limited partnerships for which SWR serves as general partner) in 1996 and 1997, SRH's ownership interest in the Company was reduced to a point where the Company's financial position and results of operations were no longer consolidated with SRH, effective July 1, 1997.

The Company provides a range of well site services to oil and gas drilling and producing companies through the Company's fleet of well servicing rigs and fluid handling assets. The Company's operations are concentrated in the major United States oil and gas producing regions of Texas, New Mexico, Oklahoma and Louisiana.

Common Stock Split

On             ,  2000,  the  Company  filed  a  restated  certificate   of
incorporation increasing its authorized common shares to 25,000,000 and completed a 445-for-1 stock split. All share and per share amounts have been restated as if the stock split had occurred at the beginning of the earliest period presented.

Estimates and Uncertainties - The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains its excess cash in various financial institutions, where deposits may exceed federally insured amounts at times.

Inventories - Inventories mainly consist of pipe, are held for use in the operations of the Company and are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method.

Property and Equipment - Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of the assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. All assets are depreciated on the straight-line method and the estimated useful lives of the assets are as follows:

Buildings and improvements                              20-30
                                                        years
Well servicing rigs and equipment                        5-15
                                                        years
Fluid service equipment                                  5-10
                                                        years
Brine/fresh water stations                                 15
                                                        years
Enviro-Vat units and fluid service                         10
                                                        years
Disposal facilities                                        10
                                                        years
Vehicles                                                  3-5
                                                        years

The Company reviews property and equipment and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future cash flows is less than the carrying amount, including any related goodwill, of such assets. Expected future cash flows and carrying values are aggregated at their lowest identifiable level, which is on a rig-by-rig basis for the Company's well service rigs and by region for the Company's truck fleets and water stations. The Company would recognize an impairment loss for the difference between the asset's, or group of assets, carrying value and estimated fair value, if the carrying value exceeded the expected future cash flows.

Deferred Debt Costs - The Company capitalizes certain costs in connection with obtaining its borrowings, such as lender's fees and related attorney's fees. These costs are being amortized to interest expense on the straight-line method over the terms of the related debt.

Goodwill - The Company classifies as goodwill the cost in excess of fair value of the net tangible assets acquired in purchase transactions. Goodwill is being amortized on a straight-line basis over fifteen years. Management continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or the remaining balance of goodwill may not be recoverable.

Income Taxes - Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The measurement of current and deferred tax assets and liabilities is based on enacted tax law. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period of change. A valuation allowance for deferred tax assets is recognized when it is "more likely than not" that the benefit of deferred tax assets will not be realized.

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentration risk, consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing. The Company's customer base consists primarily of multi-national and independent oil and natural gas producers. The Company performs ongoing credit evaluations of its customers but generally does not require collateral on its trade receivables. Credit risk is considered by management to be limited due to the large number of customers comprising the Company's customer base. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

Loss Per Share - The Company accounts for loss per share based upon Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Under SFAS 128, basic earnings or loss per common share are determined by dividing net earnings or loss applicable to common stock by the weighted average number of common shares actually outstanding during the year. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding convertible securities using the "as if converted" method. The share effect related to outstanding common stock warrants is omitted for 1998 and 1997 because they are antidilutive to the periods presented. Such warrants are no longer outstanding.

Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. FAS 133, as amended by FAS 137, is required to be implemented for all fiscal quarters of all fiscal years beginning after June 15, 2000. Early adoption is permitted. The Company has not completed the evaluation of the potential effects of implementing FAS 133.

2. Acquisitions

In 1997 and 1998, Sierra acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, which were accounted for using the purchase method of accounting:

                                            Closing  Purchase
                                            Date     Price
                                                        (in
                                                     thousands)
  East Texas Vac. Service, L.C                  June  $3,080
                                                1997
  S&N Well Servicing, Ltd                       July  5,400
                                                1997
  Lonnies Well Service Co                     August    714
                                                1997
  Harrison Rig Service, inc                   August    475
                                                1997
  DKB Enterprises, Inc                       October  5,600
                                                1997
  Diamond Rental, Inc                        October  3,500
                                                1997
  Larry O'Connor, Inc                        October  3,600
                                                1997
  Aries Well Service, Inc                    October  1,500
                                                1997
  Trans-Texas Operating, Inc                 October  5,500
                                                1997
  Smith Brothers Casing Pullers, Inc         October  1,300
                                                1997
  Mansell Brine Sales, Inc                  November  7,000
                                                1997
  Bobby Herricks Trucking, Inc              December 11,750
                                                1997
  Ackerly Service Company, Inc. and Enviro- December  5,000
  Vat, Inc                                      1997
  Accurate Petroleum Services, Inc             April  2,100
                                                1998

The Company sold 2,401 shares of common stock totaling $19,219,500 to Southwest Partners II, Southwest Partners III and Southwest Royalties, Inc. and borrowed $49,408,000 from Joint Energy Development Investments Limited Partnership II in order to fund the acquisitions and purchase additional well servicing equipment. The remainder of the proceeds was used for working capital. The operations of each of the aforementioned acquisitions are included in the Company's statement of operations as of each respective closing date.

In 1998, the Company expensed previously deferred costs from foregone acquisitions and costs associated with an equity offering not consummated, totaling approximately $990,000.

3. Property and Equipment

  Property and equipment consists of the following as of December 31 (in thousands):

                                                     1998
                                                          1999
  Land                                               $831 $
                                                          236
  Buildings and improvements                         1,97
                                                     3    1,67
                                                          3
  Well service units and equipment                   21,5
                                                     23   22,5
                                                          07
  Water hauling equipment                            7,04
                                                     9    7,05
                                                          2
  Brine/fresh water stations                         8,42
                                                     9    8,62
                                                          0
  Enviro-Vat units and frac/test tanks               3,21
                                                     1    3,21
                                                          1
  Disposal facilities                                5,34
                                                     8    5,34
                                                          8
  Vehicles                                           4,42
                                                     9    4,38
                                                          9
  Other                                              631
                                                          672
                                                     53,4
                                                     24   53,7
                                                          08
  Less accumulated depreciation                      17,7
                                                     90   22,5
                                                          22
  Property and equipment, net                        $35, $
                                                     634  31,1
                                                          86

4. Impairment

At December 31, 1998, the Company recorded an impairment loss on its well service rigs and equipment, water stations and related goodwill of approximately $378,000, $7,372,000 and $14,922,000, respectively, for a total impairment of approximately $22,672,000. In determining if an impairment loss was indicated, management projected future cash flows through the estimated life of each asset, for each of the Company's well service rigs and by region for the Company's trucks and water stations, based on estimated utilization rates, hours, revenues and expenses, generally increasing utilization rates based on managements expectations, but using constant hourly rates charged to customers. Where an impairment was indicated, the carrying value of the asset plus the related goodwill was reduced to the estimated fair market value, based upon a recent appraisal.

5. Long-Term Debt

Long-term debt consists of the following as of December 31 (in thousands):

                                                     1998
                                                          1999
  Credit Facility                                    $54, $
                                                     331  -
  New Credit Facility
    Senior Notes                                       -
                                                          24,4
                                                          08
    Subordinated Notes                                 -
                                                          26,5
                                                          35
  Capital leases and equipment notes                 736
                                                          592
                                                     55,0
                                                     67   51,5
                                                          35
  Less current portion, determined based on the
  terms of the                                       403
    New Credit Facility (see discussion below)            1,16
                                                          4
                                                     $54, $
                                                     664  50,3
                                                          71

On September 30, 1997, the Company signed a loan agreement (the "Credit Facility") that provided up to $60,000,000 for acquisitions and refinancing existing debt. The agreement required monthly interest payments with the outstanding principal balance and accrued interest due on March 31, 1999. The loan consisted of two tranches (Tranche A and Tranche B) totaling $30,000,000 each. As of December 31, 1998, Tranche A had an outstanding balance of $30,000,000 and Tranche B had an outstanding balance of $24,410,000. The initial interest rates for Tranche A and B were prime plus 1% and 3%, respectively. Interest on Tranche B, if not retired in whole by October 1998, increased by 1% at the end of each subsequent two-month period. The Credit Facility contained various restrictive covenants which included restrictions on the incurrence of additional indebtedness and limitations on the amount of capital lease obligations. Certain covenants also placed restrictions on dividends, stock redemptions, investments and sales of assets.

As part of the agreement, the Company issued common stock warrants to the lender which were exercisable in whole or in part any time prior to October 2002. As of December 31, 1998, the lender was entitled to 457 warrants at exercise prices ranging from $8,500 to $11,500 per share. These warrants had estimated fair value of $476,400 at time of issuance and a carrying value of $79,400 as of December 31, 1998. The fair value of the warrants were calculated using the Black-Scholes option model assuming no expected volatility and a risk free interest rate of 5%. On March 31, 1999 the outstanding warrants associated with the Credit Facility were cancelled.

In October 1997, the Company repaid approximately $6,000,000 of short-term debt, including accrued interest, with proceeds from the Credit Facility.

On March 31, 1999, the Company entered into three security purchase agreements (collectively, the "New Credit Facility") that provides up to $54,410,000, the proceeds of which were used to retire the Credit Facility. The Company has accounted for this restructuring under FAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring". The Company issued preferred stock with an estimated fair value of $5 million to the lender on March 31, 1999, as partial settlement of the outstanding balance of the Credit Facility. In accordance with FAS 15, no gain or loss was recognized on the restructuring.

The New Credit Facility is comprised of a senior credit facility (the "Senior Notes"), a senior subordinated credit facility (the "Subordinated Notes") and three classes of preferred stock, as follows:

The Senior Notes have a principal balance of $24,408,000 with quarterly interest payable at a rate per annum of 250 basis points above the six month London Interbank Offered Rate beginning March 31, 1999. All outstanding principal and accrued and unpaid interest is due and payable in full on June 30, 2004. The principal is payable quarterly beginning
September  30,  2000,  based  on  a seven year  amortization  of  principal beginning June 30, 2000 and a final balloon payment due on June 30, 2004 for the unpaid balance.

The Subordinated Notes have a principal balance of $25,000,000 with quarterly interest payable at a rate of 10% per annum beginning March 31, 1999. The Company may defer interest payments due prior to September 30, 2001, at a rate of 12% per annum. All accrued and unpaid interest is due on September 30, 2001. The Company chose to defer the interest payments due September 30 and December 31, 1999. All principal and accrued and unpaid interest is due and payable in full on June 30, 2004.

The Senior and Subordinated Notes contain covenants which restrict dividends, investments, and the sale of assets. At December 31, 1999, the Company was not in compliance with certain debt covenants of the Senior and Subordinated Notes. The Company has obtained an amendment to the New Credit Facility to cure those events of non-compliance. Additionally, the covenants require the Company to maintain a fixed charge coverage ratio (as defined) of at least 1.00:1 for each quarter beginning June 30, 2000.

As of December 31, 1999, the aggregate maturities of debt, including capital leases, for each of the five years subsequent to December 31, 1999, are as follows (in thousands):

  Year Ending
  December 31,
  2000                                                    $1,16
                                                          5
  2001                                                    6,070
  2002                                                    3,608
  2003                                                    3,488
  2004                                                    37,20
                                                          4
                                                          $51,5
                                                          35

500 shares of Series A Cumulative Preferred Stock ("Series A"), $10,000 per share liquidation preference ($5,000,000) with a dividend payable quarterly at 10% per annum. The Company may choose to pay dividends in-kind at a rate of 12% per annum. The Company paid dividends in-kind on the September 30 and December 31, 1999 payment dates.

The Company may redeem all of the shares of Series A at any time, at a redemption price of $10,000 per share, together with accrued and unpaid dividends to the date of redemption; provided, however, that in accordance with the Company's Senior Subordinated Credit Facility, the Company is not entitled to redeem shares of Series A unless and until all outstanding principal and accrued and unpaid interest under the Subordinated Note has been paid in full.

Series A ranks senior to all other classes and series of the stock in all respects, including as to redemption and payment of dividends and distributions (including upon liquidation or winding up). Series A may be redeemed by the Issuer at any time after the Subordinated Notes have been paid in full for an amount equal to par plus all accrued and unpaid dividends. Upon redemption, all conversion, voting, and other rights of Series A shall terminate.

1,000 shares of Series B Convertible Preferred Stock ("Series B"), $1 per share liquidation value ($1000), with dividends payable only if dividends are paid on the Company's common stock. The number of shares of the common stock into which Series B is convertible varies based upon the timing of the repayment of Series A, but represents, at a minimum, 25% of the Company's outstanding common stock. Series B may be converted, at the holders option, into the number of shares of the Company's common stock necessary to equal the following percentages of total, post-conversion common shares calculated on a fully diluted basis:

                                               Conversion
  Timing of repayment                          Amount as
  of Series A Issue                            a percentage
  on or before                                 of post-
                                               conversion
                                               outstanding
                                                       Common
                                               Stock
  December 31, 1999                                25%
  June 30, 2000                                    30%
  After June 30, 2000                              35%

Series B ranks senior to all other classes and series of the Company's stock except Series A, in all respects, including as to redemption and payment of dividends and distributions (including upon liquidation or winding up).

One share of Series C Convertible Preferred Stock ("Series C"), $1,000 per share liquidation preference, with dividends payable only if dividends are paid on the Company's common stock. The number of shares of the Company's common stock into which Series C is convertible varies based upon the timing of the redemption of Series A. Series C may be converted, at the option of the holder, into the number of shares of common stock necessary to equal the following percentages of total, post-conversion common shares calculated on a fully diluted basis:

                                                 Conversion A
  Timing of repayment                            mount as
  of Series A Issue                              a percentage
  on or before                                   of post-
                                                 conversion o
                                                 utstanding
                                                          Common
                                                 Stock
  June 30, 2000                                     0%
  June 30, 2001                                    10%
  June 30, 2002                                    20%
  June 30, 2003                                    30%
  June 30, 2004                                    40%
  After June 30, 2004                              65%

Series C ranks senior to all other classes and series of the Company's stock except for Series A and Series B, in all respects, including as to redemption and payment of dividends and distributions (including upon liquidation or winding up).

6. Income Taxes

The provision (benefit) for income taxes consists of the following as of December 31 (in thousands):

                                                  1997
                                                       1998  1999
  Current                                         $  - $     $
                                                       -     -
  Deferred                                        1,20
                                                  4    (2,9  5,39
                                                       24)   2
  Benefit of net operating loss carryforward      (1,4
                                                  34)  (3,3  (2,5
                                                       55)   55)
  Change in valuation allowance                      -
                                                       509   (509
                                                             )
                                                  $(23 $     $
                                                  0)   (5,7  2,32
                                                       70)   8

A reconciliation between the amount determined by applying the federal statutory rate with the provision (benefit) for income taxes is as follows as of December 31 (in thousands):

                                                  19  1998   1999
                                                  97
  Statutory federal income tax                    $(3 $(11,  $(3,
                                                  50) 582)   619)
  Amortization of non-deductible goodwill and      74 5,195  227
  property
  Meals and entertainment                          46   95    75
  Change in valuation allowance                     -  509   (509
                                                             )
  Reduction in net operating loss carryforwards     -    -   6,10
                                                             1
  Other                                             -   13    53
                                                  $(2 $(5,7  $2,3
                                                  30) 70)    28

As a result of issuing preferred stock and convertible preferred stock to its primary lender on March 31, 1999, the Company's net operating loss carryforwards accumulated prior to that date were effectively reduced to zero under Section 382 of the Internal Revenue Code. Deferred tax assets related to operating loss carryforwards existing at December 31, 1999 arose from losses occurring subsequent to March 31, 1999.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows as of December 31 (in thousands):

                                                     1998
                                                           1999
  Deferred tax assets:
    Operating loss carryforwards                     $5,0  $
                                                     82    2,55
                                                           5
    Receivables                                      148
                                                           -
    Other                                              1
                                                           202
    Valuation allowance                              (509
                                                     )     -
    Total deferred tax assets                        4,72
                                                     2     2,75
                                                           7
  Deferred tax liabilities:
    Property and equipment                           (4,5
                                                     05)   (4,7
                                                           94)
    Real estate investments                          (23)
                                                           -
    Goodwill                                         (157
                                                     )     (145
                                                           )
    Other intangibles                                (37)
                                                           (42)
    Receivables                                        -
                                                           (104
                                                           )
    Total deferred tax liabilities                   (4,7
                                                     22)   (5,0
                                                           85)
            Net deferred tax liability               $ -   $
                                                           (2,3
                                                           28)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The valuation allowance relates primarily to the uncertainty of the realizability of the Company's carryforwards. The amount of the valuation allowance could be reduced if estimates of future taxable income during the carryforward period are increased.

As of December 31, 1999, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $7,514,107, which are available to offset future regular taxable income, if any. The net operating loss carryforwards expire in various periods through 2020. As described above, this amount relates only to tax losses since March 31, 1999.

7. Commitments and Contingencies

Environmental

The Company is subject to various federal, state and local environmental laws and regulations which establish standards and requirements for protection of the environment. The Company cannot predict the future impact of such standards and requirements which are subject to change and can have retroactive effectiveness. The Company continues to monitor the status of these laws and regulations. Management does not believe that the disposition of any of these items will result in a material adverse impact to the financial position, liquidity, capital resources or future results of operations of the Company.

Currently, the Company has not been fined, cited or notified of any environmental violations which would have a material adverse effect upon the financial position, liquidity or capital resources of the Company. However, management does recognize that by the very nature of its business, material costs could be incurred in the near term to bring the Company into total compliance. The amount of such future expenditures is not determinable due to several factors including the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.

Litigation

From time to time, the Company is a party to litigation or other legal proceedings that the Company considers to be a part of the ordinary course of business. The Company is not currently involved in any legal proceedings that could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.

Leases

The Company leases certain equipment under non-cancelable operating leases which expire at various dates through December 2001. The term of the operating leases generally run from 36 to 60 months with varying payment dates throughout each month.

As of December 31, 1999, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

  Year Ending
  December 31,                                       Lease P
                                                     ayments
  2000                                                 $291
  2001                                                 176
  2002                                                 142
  2003                                                 142
  2004                                                 118
  Total                                                $869

Rent expense approximated $962,000 for 1997, $979,000 for 1998, and $942,000 for 1999. The Company rents various equipment for short-term periods in order to assist day-to-day operations.

8. Stock Compensation

The Company granted an officer 40,520 shares with nominal value, at March 31, 1999. The Company granted two employees 10 shares of common stock each, effective January 1, 1997. Compensation expense related to the 1997 issuances was determined at the date of the grant based on the estimated fair value of the Company as determined by an independent investment advisor.

9. Related Party Transactions

The Company provided services and products for workover, maintenance and plugging of existing oil and gas wells to a related party for $508,000, $906,000 and $1,010,000 in 1997, 1998 and 1999 respectively. The Company has receivables from this related party, of $89,000 and $73,000 as of December 31, 1998 and 1999, respectively.

The Company paid a related party management fees for accounting, bookkeeping, tax preparation, banking and computer services in 1999. All services, except for computer services, were terminated by the Company as of December 31, 1999. Since January 1996, this related party has performed computer services for the Company for $7,500 per month.

The Company leases three well service rigs from a related party under an operating lease entered into in October 1999. The lease requires monthly payments of approximately $11,000 and expires in October 2004. Rent expense related to this lease approximated $24,000 for 1999.

A director of the Company is a partner in a law firm that provides legal services to the Company. During 1998 and 1999, the Company paid approximately $112,000 and $64,000, respectively in fees for legal services performed.

10. Profit Sharing Plan

The Company has a contributory retirement plan that covers substantially all employees. Employees may contribute up to 15% of their base salary with the maximum amount determined by law. Employee contributions are fully vested at all times and discretionary employer contributions are fully vested upon the first to occur of retirement and five years of service. Employer contributions to the 401(k) plan approximated $13,000 for 1997, $18,000 for 1998 and $56,000 for 1999.

11. Major Customers

No customers accounted for over 10% sales in 1997, 1998 or 1999. The Company performs ongoing evaluations of its customers' financial condition and generally requires no collateral to secure outstanding receivables.

12. Business Segment Information

Information about the Company's operations by business segment for the years ended December 31, 1997, 1998 and 1999, is as follows:

                                     1997  1998
                                                  1999
  Revenues:
    Well servicing                   $20,9 $26,6  $
                                     20    87     24,45
                                                  3
    Fluid services                   5,214 18,63
                                           2      12,87
                                                  8
                                     $26,1 $45,3  $
                                     34    19     37,33
                                                  1
  Income (loss) before income taxes:
    Well servicing                   $4,38 $5,74  $
                                     8     1      4,553
    Fluid services                   1,744 5,943
                                                  3,382
    Interest expense                 (1,50 (7,16
                                     8)    6)     (6,06
                                                  5)
    General corporate                (5,65 (38,5
                                     1)    84)    (12,5
                                                  13)
                                     $(1,0 $(34,  $
                                     27)   066)   (10,6
                                                  43)
  Identifiable assets:
    Well servicing                   $28,6 $25,5  $
                                     13    31     23,85
                                                  5
    Fluid services                   46,28 20,88
                                     7     8      18,89
                                                  3
    General corporate                12,21 6,908
                                     9            4,113
                                     $87,1 $53,3  $
                                     19    27     46,86
                                                  1
  Capital expenditures:
    Well servicing                   $5,88 $1,74  $
                                     3     7      1,715
    Fluid services                    338   536
                                                  469
    General corporate                 364   152
                                                  103
                                     $6,58 $2,43  $
                                     5     5      2,287
  Depreciation:
    Well servicing                   $1,94 $3,84  $
                                     1     9      3,829
    Fluid services                    907  4,593
                                                  2,721
    General corporate                  83   182
                                                  197
                                     $2,93 $8,62  $
                                     1     4      6,747

The Company's well servicing business line offers a broad range of services including well maintenance, workover of existing wells, new well completions and plug and abandonment services. The Company's fluid services business line complements the well service operations by providing liquids handling, water supply and disposal services.

13. Subsequent Events

The Company entered into definitive agreements to acquire five businesses and the stock purchase of a sixth corporation with four inactive rigs during the last quarter of 1999 and the first quarter of 2000. Funding of each of these acquisitions is contingent upon the consummation of the Company's initial public offering. The following described acquisitions were not completed as of December 31, 1999 and are not included in the Company's results of operations for the twelve months ended December 31, 1999. Other than Trinity Services, which is an asset purchase rather than a stock purchase, the cash portion of each acquisition will be adjusted to reflect the net financial assets of the acquired company as of the acquisition date. Net financial assets is defined as net working capital minus long-term debt, including leases.

TAT (Turn Around Trucking), Inc.

The Company has entered into a definitive agreement for the acquisition of TAT (Turn Around Trucking), Inc. ("TAT") for cash and a note with an total estimated value of approximately $6.5 million. The note will be converted within 45 days after the completion of the offering into shares of the Company's common stock valued at the initial public offering price; the note accrues interest at a floating rate equal to the prime rate. TAT operates 32 fluid service trucks, 2 support trucks, 38 fluid service tanks, 2 salt water disposal wells and related equipment in south Texas.

Sundown Operating Company, Inc.

The Company has entered into a definitive agreement for the acquisition of Sundown Operating Company, Inc. ("Sundown") for cash and a note with an estimated value of approximately $5.2 million. The note will be convertible, at the holder's option, into shares of the Company's common stock valued at the initial public offering price; the note matures on the one year anniversary of the closing of the proposed initial public offering and accrues interest at a floating rate equal to the prime rate. Sundown operates 26 well servicing rigs and related equipment in the northern Permian Basin.

Eunice Well Service Company

The Company has entered into a definitive agreement for the acquisition of Eunice Well Service Company ("Eunice") for cash and a note with an estimated value of approximately $2.1 million. The note will be convertible, at the holder's option, into shares of the Company's common stock valued at the initial public offering price; the note matures on the one year anniversary of the closing of this offering and accrues interest at a floating rate equal to the prime rate. Eunice operates 10 well servicing rigs and related equipment in the western Permian Basin.

Gold Star Service Company, Inc.

The Company has entered into a definitive agreement for the acquisition of Gold Star Service Company, Inc. ("Gold Star") for cash and a note with an estimated value of approximately $1.80 million. The note will be converted into shares of our common stock valued at the initial public offering price within 45 days after the completion of the proposed initial public offering; the note accrues interest at a floating rate equal to the prime rate. Gold Star operates 19 fluid service trucks, 4 support trucks, 1 salt water disposal well, 2 fresh and brine water stations and related equipment in the western Permian Basin.

Trinity Services

The Company has entered into a definitive agreement for the acquisition of Trinity Services ("Trinity") for cash, a note and warrants with an estimated value of approximately $1.94 million. The warrants will be exercisable, at the holder's option, into shares of the Company's common stock valued at the initial public offering price. The holder has the option to offset any indebtedness under the note against the exercise price of the warrant. The note matures 15 months after the closing of this offering and accrues interest at a floating rate equal to the prime rate. The warrant expires on the later of (1) 18 months after the closing of the proposed offering or (2) one year after the note is repaid in full. Trinity operates 10 well servicing rigs and related equipment in south Texas.

Harrison Well Service, Inc.

The Company has entered into a definitive agreement for the acquisition of Harrison Well Service, Inc. ("Harrison") for cash and a note with an estimated value of approximately $1.225 million. The note will be converted into shares of the Company's common stock at the initial public offering price within 45 days after the completion of the proposed offering; the note accrues interest at a floating rate equal to the prime rate. Harrison operates 4 well servicing rigs and related equipment in the northern Permian Basin.