Form 10-Q
period 2000-03-31
SOUTHWEST PARTNERS III L P
filed 2000-05-10
CIK 1038815

Page 13 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000


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

                            Yes   X   No

        The total number of pages contained in this report is 13.

                     PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets



                                        March 31,      December 31,
                                           2000            1999
                                           ----            ----
                                       (Unaudited)

 Assets

Current asset:
 Cash and cash equivalents              $  395,514        392,709
                                ==========               ==========

  Liabilities and Partners' Equity

Current liabilities:
 Payable to General Partner and subsidiary    $     296,861       265,535
                               ----------               ----------
          Total current liabilities                 296,861       265,535
                                   ----------               ----------
Partners' equity:
 General Partner                         (902,028)      (897,750)
 Limited partners                        1,000,681      1,024,924
                                     ----------               ----------
         Total partners' equity             98,653
127,174
                                    ----------               ----------
                                        $  395,514               392,709
                                    ==========               ==========

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Operations
                                (Unaudited)

                                             Three Months Ended
                                                  March 31,
                                            2000           1999
  Revenues                                  ----           ----

Interest income                         $    2,805          2,789
                                                                  ---------
---------
                                                                      2,805
2,789
                                                                  ---------
---------
  Expenses

General and administrative                  31,326         31,458
Equity loss in unconsolidated subsidiary               -         1,044,236
                                                                  ---------
---------
                                                                     31,326
1,075,694
                                                                  ---------
---------
Net loss                                $ (28,521)     (1,072,905)
                                                                  =========
=========
Net loss allocated to:

 General Partner                        $  (4,278)      (160,936)
                                                                  =========
=========
 Limited partners                       $ (24,243)      (911,969)
                                                                  =========
=========
  Per limited partner unit              $    (142)        (5,335)
                                                                  =========
=========

                        Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Cash Flows
                                (Unaudited)

                                             Three Months Ended
                                                                      March
31,
Cash flows from operating activities:       2000           1999
                                                           ----       ----

 Interest received                      $    2,805          2,789
                                                                  ---------
--------
  Net cash provided by operating activities            2,805          2,789
                                                                  ---------
--------
Net increase in cash and cash equivalents              2,805          2,789

 Beginning of period                       392,709        381,545
                                                                  ---------
---------
 End of period                          $  395,514        384,334
                                                                  =========
=========


Reconciliation of net loss to net cash
 provided by operating activities:

Net loss                                $ (28,521)     (1,072,905)

Adjustments to reconcile net loss to net cash provided by operating activities:

  Undistributed loss of affiliate                -      1,044,236
  Increase in accounts payable              31,326         31,458
                                                                  ---------
---------
Net cash provided by operating activities        $     2,805          2,789
                                                                  =========
=========

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

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2000, and for the three months ended March 31, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

3.   Investments
     Following is a summary of the financial position and results of operations of Sierra Well Service, Inc. as of March 31, 2000 and
     December 31, 1999 and for the three months ended March 31, 2000 and the year ended December 31, 1999 (in thousands):

                                                 2000       1999
                                                 ----       ----
     Current assets                        $     9,739   $  8,971
     Property and equipment, net                31,155     31,186
     Other assets, net                           6,686      6,704
                                                ------     ------
     Total assets                          $    47,580   $ 46,861
                                                ======     ======
     Current liabilities                   $     9,984   $  7,296
     Long-term debt                             49,645     50,371
     Deferred income taxes                       1,746      2,224
                                                ------     ------
                                           $    61,375   $ 59,891
                                                ======     ======
     Stockholders' equity                  $  (13,795)   $(13,030)
                                                ======     ======
     Sales                                 $    12,880   $ 37,331
                                                ======     ======
     Net loss                              $   (1,201)   $(13,401)
                                                ======     ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Southwest Partners III

General

Southwest   Partners  III,  L.P.,  a  Delaware  limited  partnership   (the
"Partnership"), was formed on March 11, 1997 to invest in Sierra Well Service, Inc. ("Sierra"), an oilfield service company which provides services and products to oil and gas operators for the workover, maintenance and plugging of existing oil and gas wells in the southwestern United States. As of March 31, 2000, the Partnership owned a 44.94% interest in Sierra, which is accounted for using the equity method of accounting. The equity method adjusts the carrying value of the Partnership's investment by its proportionate share of Sierra's undistributed earnings or losses for each respective period.

Results of Operations
For the quarter ended March 31, 2000

Revenues
Revenues consisted of interest income of $2,805 for the quarter ended March 31, 2000 as compared to $2,789 for the quarter ended March 31, 1999.

Expenses
Direct expenses totaled $31,326 and $31,458 for the quarters ended March 31, 2000 and 1999, respectively, and consisted of general and administrative expenses. General and administrative expenses represent management fees paid to the Managing General Partner for costs incurred to operate the partnership.

The Partnerships investment in Sierra upon recording their portion of Sierra's losses for the six months ended June 30, 1999 was reduced to zero. Therefore, according to General Accepted Accounting Principles, the equity method was suspended. The Partnership did not record their ownership percentage of Sierra's losses for the quarter ended March 31, 2000. If Sierra subsequently begins to report net income, the Partnership will resume applying the equity method only after its share of net income equals the share of net losses not recognized during the period the equity method is suspended. Equity in loss of unconsolidated subsidiary for the quarter ended March 31, 1999 of $1,044,236 reflects the Partnership's weighted average proportionate share of the $2,481,766 loss by Sierra in the amount of $853,728 for the period and the amortization of goodwill in relation to the Partnerships investment in Sierra of $190,508. See Sierra's Management Discussion and Analysis section included in this report.

Liquidity and Capital Resources

The proceeds from the sale of partnership units in March 1997 funded the Partnership's investment in Sierra. The Partnership did not sell any additional partnership units or invest additional amounts in Sierra subsequent to December 31, 1997.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of interest income from a financial institution of $2,805.

Net Cash Used in Investing Activities. There were no amounts provided by or used in investing activities for the quarter ended March 31, 2000.

Net Cash Used in Financing Activities. There were no amounts provided by or used in financing activities for the quarter ended March 31, 2000.

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

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

Results of Operations
For the quarter ended March 31, 2000

Revenues
Sierra's revenues increased to $12.9 million, or 72%, for the quarter ended March 31, 2000 as compared to $7.4 million for the same period in 1999. The increase was primarily attributable to the rise in oil and gas prices, which increased Sierra's activity and equipment utilization.

Expenses
Operating expenses increased $4.5 million, or 62%, for the quarter ended March 31, 2000 as compared to the same period for 1999. The increase in operating expenses is directly associated to the increase in revenues. The components of operating expenses consisted of increases in cost of revenues of $3.4 million and general and administrative increases of $1.1 million. Interest expense for the quarter ended March 31, 2000 decreased to $1.6 million from $1.9 million for the same period in 1999. The decrease was due to a decrease in amortized interest related to deferred loan costs of approximately $300,000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from well services provided. Liquidity and capital resource information below is provided in thousands.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of net operating income net of expenses of $752,000.

Net Cash Used in Investing Activities. Cash flows used in investing activities totaled $1.1 million for the period, and consisted primarily of purchase of property and equipment and payments for other long-term assets.

Net  Cash  Used  in  Financing Activities.  Cash flows  used  in  financing
activities  totaled  $231,000  for the period.   The  use  of  these  funds
included $147,000 for payment of debt and $84,000 for IPO costs.

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


                              SOUTHWEST PARTNERS III, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ J Steven Person
                                   ------------------------------
                                   J Steven Person, Vice-President of
                                   Marketing and Chief Financial Officer
                                   of Southwest Royalties, Inc.
                                   the Managing General Partner




Date:  May 15, 2000