Form 10-Q
period 2000-06-30
SOUTHWEST PARTNERS III L P
filed 2000-08-18
CIK 1038815

Page 15 of 15
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                     PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Registrant (herein also referred to as the "Partnership" has prepared the unaudited condensed financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets



                                         June 30,      December 31,
                                           2000            1999
                                           ----            ----
                                       (Unaudited)
  Assets

Current asset:
 Cash and cash equivalents              $  398,338        392,709
                                        ----------     ----------

Equity investment in subsidiary                  -              -
                                        ----------     ----------
                                        $  398,338        392,709
                                        ==========     ==========

  Liabilities and Partners' Equity

Current liability:
 Payable to General Partner             $  327,906        265,535
                                        ----------     ----------

Partners' equity:
 General Partner                         (906,261)      (897,750)
 Limited partners                          976,693      1,024,924
                                        ----------     ----------
         Total partners' equity             70,432        127,174
                                        ----------     ----------
                                        $  398,338        392,709
                                        ==========     ==========

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Operations
                                (Unaudited)

                                Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                                  2000       1999       2000        1999
  Revenues                        ----       ----       ----        ----

Interest income               $    2,825      2,764      5,629      5,553
                                           ---------  ---------   ---------
---------
                                               2,825      2,764       5,629
5,553
                                           ---------  ---------   ---------
---------
  Expenses

General and administrative        31,046     34,100     62,371     65,559
Equity loss in unconsolidated
 subsidiary                            -    960,764          -   2,004,999
                                           ---------  ---------   ---------
---------
                                              31,046    994,864      62,371
2,070,558
                                           ---------  ---------   ---------
---------
Net  loss                       $ (28,221)  (992,100)   (56,742)   (2,065,0
05)
                                           =========  =========   =========
=========
Net loss allocated to:

 General Partner              $  (4,233)  (148,815)    (8,511)   (309,751)
                                           =========  =========   =========
=========
  Limited  partners             $ (23,988)  (843,285)   (48,231)   (1,755,2
54)
                                           =========  =========   =========
=========
  Per limited partner unit    $    (140)    (4,934)      (282)   (10,269)
                                           =========  =========   =========
=========

                        Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Cash Flows
                                (Unaudited)

                                              Six Months Ended
                                                                       June
30,
                                                                 2000 1999
                                                           ----       ----
Cash flows from operating activities:
  Interest received                     $    5,629          5,553
                                                                  ---------
---------
  Net cash provided by operating activities            5,629          5,553
                                                                  ---------
---------

Net increase in cash and cash equivalents              5,629          5,553

 Beginning of period                       392,709        381,545
                                                                  ---------
---------
 End of period                          $  398,338        387,098
                                                                  =========
=========

Reconciliation of net loss to net cash
 provided by operating activities:

Net loss                                $ (56,742)     (2,065,005)

Adjustments to reconcile net loss to net cash provided by operating activities:

  Undistributed loss of affiliate                -      2,004,999
  Increase in accounts payable              62,371         65,559
                                                                  ---------
---------
Net cash provided by operating activities        $     5,629          5,553
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

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2000, and for the three and six months ended June 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

3.   Investments
     The Partnership at June 30, 2000 owned 44.04% of Basic Energy Services, Inc. The Partnerships investment in Basic Energy upon recording their portion of Basic Energy's losses for the six months ended June 30, 1999 was reduced to zero. Therefore, according to General Accepted Accounting Principles, the equity method was suspended. The Partnership did not record their ownership percentage of Basic Energy's losses for the quarter ended June 30, 2000. If Basic Energy subsequently begins to report net income, the Partnership will resume applying the equity method only after its share of net income equals the share of net losses not recognized during the period the equity method is suspended.

     Basic Energy on March 31, 1999 finalized a restructuring of its debt with the lender. The restructuring of Basic Energy's debt with its lender provided for a senior subordinated credit facility and three classes of preferred stock. According to the redemption and/or conversion features of the three classes of preferred stock, if Basic Energy does not meet repayment of scheduled senior subordinated debt starting at December 31, 1999 with final payment due June 30, 2004, the lender has the right to exercise their conversion features. The conversion amount as a percentage of post-conversion outstanding common stock can range from 25% to 100%. Therefore, the Partnership's investment in Basic Energy is subject to possible future dilution and/or elimination as a result of the convertible preferred stock held by Basic Energy's lender. The Partnership's ownership percentage in Basic Energy upon the signing of Basic Energy's debt restructuring at March 31, 1999 remained 45.89%. However, should the lender exercise the conversion feature of the preferred stock, the Partnership's ownership percentage would decrease.

     Basic Energy is currently in default on interest due on their senior secured debt. The default is the result of the creditor allowing Basic to postpone its March 30, 2000 payment to June 30, 2000 due to expenses in preparation of the public offering of stock. Basic Energy has not made the postponed March 30, 2000 payment or the June 30, 2000 scheduled payment. Even though Basic Energy is in technical default the creditor has elected not to accelerate the debt while the two parties work on a plan of action.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


3.   Investments - continued

     Following is a summary of the financial position and results of operations of Basic Energy Services, Inc. (formerly Sierra Well Service, Inc.) as of June 30, 2000 and December 31, 1999 and for the six months ended June 30, 2000 and the year ended December 31, 1999 (in thousands):

                                                 2000       1999
                                                 ----       ----
     Current assets                        $    10,665   $  8,971
     Property and equipment, net                31,221     31,186
     Other assets, net                           7,127      6,704
                                                ------     ------
     Total assets                          $    49,013   $ 46,861
                                                ======     ======
     Current liabilities                   $    12,206   $  7,296
     Long-term debt                             49,840     50,371
     Deferred income taxes                       1,597      2,224
                                                ------     ------
                                           $    63,643   $ 59,891
                                                ======     ======
     Stockholders' equity                  $  (14,630)   $(13,030)
                                                ======     ======
     Sales                                 $    26,796   $ 37,331
                                                ======     ======
     Net loss                              $   (1,601)   $(13,401)
                                                ======     ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Southwest Partners III

General
Southwest Partners III, L.P., a Delaware limited partnership (the "Partnership"), was formed on March 11, 1997 to invest in Basic Energy Services, Inc. ("Basic Energy"), an oilfield service company which provides services and products to oil and gas operators for the workover, maintenance and plugging of existing oil and gas wells in the southwestern United States. As of June 30, 2000, the Partnership owned a 44.04% interest in Basic Energy, which is accounted for using the equity method of accounting. The equity method adjusts the carrying value of the
Partnership's investment by its proportionate share of Basic Energy's undistributed earnings or losses for each respective period.

Results of Operations
For the quarter ended June 30, 2000

Revenues
Revenues consisted of interest income. Interest income generated $2,825 for the quarter ended June 30, 2000 as compared to $2,764 for the quarter ended June 30, 1999.

Expenses
Direct expenses totaled $31,046 and $34,100 for the quarters ended June 30, 2000 and 1999, respectively, and consisted of general and administrative expenses. General and administrative expenses represent management fees paid to the Managing General Partner for costs incurred to operate the partnership.

The Partnerships investment in Basic Energy upon recording their portion of Basic Energy's losses for the six months ended June 30, 1999 was reduced to zero. Therefore, according to General Accepted Accounting Principles, the equity method was suspended. The Partnership did not record their ownership percentage of Basic Energy's losses for the quarter ended June 30, 2000. If Basic Energy subsequently begins to report net income, the Partnership will resume applying the equity method only after its share of net income equals the share of net losses not recognized during the period the equity method is suspended.

Equity in loss of unconsolidated subsidiary for the quarter ended June 30, 1999 was $960,764 which reflects the Partnership's weighted average proportionate share of the $2,336,913 loss by Basic Energy in the amount of $803,898 for the period and the amortization of goodwill in relation to the Partnerships investment in Basic Energy of $156,866. See Basic Energy's Management Discussion and Analysis section included in this report.

Results of Operations
For the six months ended June 30, 2000

Revenues
Revenues consisted of interest income. Interest income generated $5,629 for the six months ended June 30, 2000 as compared to $5,553 for the six months ended June 30, 1999.

Expenses
Direct expenses totaled $62,371 and $65,559 for the six months ended June 30, 2000 and 1999, respectively, and consisted of general and administrative expenses. General and administrative expenses represent management fees paid to the Managing General Partner for costs incurred to operate the partnership.

Equity in loss of unconsolidated subsidiary for the six months ended June 30, 1999 was $2,004,999 which reflects the Partnership's weighted average proportionate share of the $4,818,680 loss by Basic Energy in the amount of $1,657,626 for the period and the amortization of goodwill in relation to the Partnerships investment in Basic Energy of $347,373. See Basic Energy's Management Discussion and Analysis section included in this report.

Liquidity and Capital Resources
The proceeds from the sale of partnership units in March 1997 funded the Partnership's investment in Basic Energy. The Partnership did not sell any additional partnership units or invest additional amounts in Basic Energy subsequent to December 31, 1997.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of interest income from a financial institution of $5,629.

Net Cash Used in Investing Activities. There were no amounts provided by or used in investing activities for the quarter ended June 30, 2000.

Net Cash Used in Financing Activities. There were no amounts provided by or used in financing activities for the quarter ended June 30, 2000.

Liquidity - Equity Investment in Subsidiary
Basic Energy has a highly leveraged capital structure. Basic Energy on March 23, 2000 filed a Form S-1 "Registration Statement Under the
Securities Act of 1933" with the Securities and Exchange Commission. Basic Energy planned to use the net proceeds from this offering to a)repay $24.9 million Senior Notes; b)$16.2 million as cash consideration to acquire businesses; c)$17.3 million to pay down Subordinated Notes;
d)redeem $5.4 million Series A Cumulative Preferred Stock; e)3.3 million to repay long-term debt and f)$4.5 million to cover expenses in connection with the offering and for general corporate purposes. Basic Energy on June 23, 2000 suspended its initial public offering.

Basic Energy on March 31, 1999 finalized a restructuring of its debt with the lender. The restructuring of Basic Energy's debt with its lender provided for a senior subordinated credit facility and three classes of preferred stock. According to the redemption and/or conversion features of the three classes of preferred stock, if Basic Energy does not meet repayment of scheduled senior subordinated debt starting at December 31, 1999 with final payment due June 30, 2004, the lender has the right to exercise their conversion features. The conversion amount as a percentage of post-conversion outstanding common stock can range from 25% to 100%. Therefore, the Partnership's investment in Basic Energy is subject to possible future dilution and/or elimination as a result of the convertible preferred stock held by Basic Energy's lender. The Partnership's ownership percentage in Basic Energy upon the signing of Basic Energy's debt restructuring at March 31, 1999 remained 45.89%. However, should the lender exercise the conversion feature of the preferred stock, the Partnership's ownership percentage would decrease.

Basic Energy is currently in default on interest due on their senior secured debt. The default is the result of the creditor allowing Basic to postpone its March 30, 2000 payment to June 30, 2000 due to expenses in preparation of the public offering of stock. Basic Energy has not made the postponed March 30, 2000 payment or the June 30, 2000 scheduled payment. Even though Basic Energy is in technical default the creditor has elected not to accelerate the debt while the two parties work on a plan of action.


Basic Energy hired an investment-banking group to evaluate all available financial options in regard to reducing the existing leverage and halting any further dilution by the existing creditor. The options include but are not limited to private equity, restructuring of existing debt and a possible return to the public market. Basic Energy is seeking a solution that will maximize shareholder value as well as satisfy the existing debt. Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal due by December 31, 2000 and $15.3 million interest payments due within the next twelve months on its debt obligations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Basic Energy Services, Inc.

General

Basic Energy derives its revenues from well servicing, liquids handling, fresh and brine water supply and disposal and other related services. Well servicing rigs are billed at hourly rates that are generally determined by the type of equipment required, market conditions in the region in which the  well  servicing rig operates, ancillary equipment  and  the  necessary personnel provided on the rig. Basic Energy charges its customers for liquids handling and fresh and brine water supply and disposal services on an hourly or per barrel basis depending on the services offered. Demand for services depends substantially upon the level of activity in the oil and gas industry, which in turn depends, in part, on oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves in on-shore areas, the level of drilling and workover activity and the ability of oil and gas companies to raise capital.

Results of Operations
For the quarter ended June 30, 2000

Revenues
Basic's Energy revenues increased to $13.9 million, or 67%, for the quarter ended June 30, 2000 as compared to $8.3 million for the same period in 1999.

Expenses
The increase in revenues experienced in the oil and gas industry has also caused operating expenses to increase $3.3 million, or 41%, for the quarter ended June 30, 2000 as compared to the same period for 1999. The components of operating expenses consisted of increases in cost of revenues of $3.4 million and general and administrative decreases of $106,000. Interest expense for the quarters ended June 30, 2000 and 1999 remained at approximately $1.6 million.

Results of Operations
For the six months ended June 30, 2000

Revenues
Basic Energy's revenues increased to $26.8 million, or 70%, for the six months ended June 30, 2000 as compared to $15.7 million for the same period in 1999. The increase was primarily attributable to the increase in oil and gas prices, which raised rig utilization, and in turn raised activity levels.

Expenses
The increase in revenues experienced in the oil and gas industry has also caused operating expenses to increase $7.7 million, or 51%, for the six months ended June 30, 2000 as compared to the same period for 1999. The components of operating expenses consisted of increases in cost of revenues of $6.7 million and general and administrative increases of $973,000. Interest expense for the six months ended June 30, 2000 increased to $3.2 million from $3.1 million for the same period 1999.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from well services provided. Liquidity and capital resource information below is provided in thousands.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of net operating income net of expenses of $2.7 million.

Net Cash Used in Investing Activities. Cash flows used in investing activities totaled $2.2 million for the period, and consisted primarily of the purchase of property and equipment.

Net Cash Used in Financing Activities. Cash flows used in financing activities totaled $1.2 million for the period. The use of these funds included $356,000 for payment of debt and $866,000 for IPO costs.

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


                              SOUTHWEST PARTNERS III, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ J Steven Person
                                   ------------------------------
                                   J Steven Person, Vice-President
                                   Of Marketing and Chief Financial
                                   Officer of Southwest Royalties, Inc.,
                                   the Managing General Partner

Date: August 15, 2000