Form 10-Q
period 2000-09-30
SOUTHWEST PARTNERS III L P
filed 2000-11-14
CIK 1038815

Page 3 of 15
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                     PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Registrant (herein also referred to as the "Partnership" has prepared the unaudited condensed financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets



                                      September 30,    December 31,
                                           2000            1999
                                           ----            ----
                                       (Unaudited)
  Assets

Current asset:
 Cash and cash equivalents              $  401,215        392,709
                                     ----------               ----------
  Total current assets                               401,215        392,709
                                      ----------               ----------

Equity investment in subsidiary                  -              -
                                      ----------               ----------
                                  $  401,215               392,709
                                      ======               ======

  Liabilities and Partners' Equity

Current liabilities:
 Payable to General Partner
           and subsidiary       $     338,810             265,535
                                ----------               ----------
   Total current liabilities   338,810           265,535
                                     ----------               ----------
Partners' equity:
 General Partner                         (907,465)      (897,750)
 Limited partners                          969,870      1,024,924
                                      ----------               ----------
    Total partners' equity             62,405         127,174
                                      ----------               ----------
                                                $  401,215          392,709
                           =======               ==========

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Operations
                                (Unaudited)

                                Three Months Ended     Nine Months Ended
                                  September 30,          September 30,
                                  2000       1999       2000        1999
  Revenues                        ----       ----       ----        ----

Interest income               $    2,876      2,795      8,506      8,349
                                           ---------  ---------   ---------
---------
                                               2,876      2,795       8,506
8,349
                                           ---------  ---------   ---------
---------
  Expenses

General and administrative        10,904     30,408     73,275     95,968
Equity loss in unconsolidated
 subsidiary                            -          -          -   2,005,000
                                           ---------  ---------   ---------
---------
                                              10,904     30,408      73,275
2,100,968
                                           ---------  ---------   ---------
---------
Net  loss                       $  (8,028)   (27,613)   (64,769)   (2,092,6
19)
                                           =========  =========   =========
=========
Net loss allocated to:

 General Partner              $  (1,204)    (4,142)    (9,715)   (313,893)
                                           =========  =========   =========
=========
  Limited  partners             $  (6,824)   (23,471)   (55,054)   (1,778,7
26)
                                           =========  =========   =========
=========
  Per limited partner unit    $     (40)      (137)      (322)   (10,406)
                                           =========  =========   =========
=========

                        Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Cash Flows
                                (Unaudited)

                                             Nine Months Ended
                                                                        Sep
tember 30,
Cash flows from operating activities:       2000           1999
                                                           ----       ----
 Interest received                      $    8,506          8,349
                                                                  ---------
---------
  Net cash provided by operating activities            8,506          8,349
                                                                  ---------
---------

Net increase in cash and cash equivalents              8,506          8,349

 Beginning of period                       392,709        381,545
                                                                  ---------
---------
 End of period                          $  401,215        389,894
                                                                  =========
=========


Reconciliation of net loss to net cash
 provided by operating activities:

Net loss                                $ (64,769)     (2,092,619)

Adjustments to reconcile net loss to net cash provided by operating activities:

  Undistributed loss of affiliate                -      2,005,000
  Increase in accounts payable              73,275         95,968
                                                                  ---------
---------
Net cash provided by operating activities        $     8,506          8,349
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

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2000, and for the three and nine months ended September 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

3.   Investments

     The Partnership at September 30, 2000 owned 44.04% of Basic Energy Services, Inc. The Partnerships investment in Basic Energy upon recording their portion of Basic Energy's losses for the six months ended June 30, 1999 was reduced to zero. Therefore, according to General Accepted Accounting Principles, the equity method was suspended. The Partnership did not record their ownership percentage of Basic Energy's losses for the quarter ended September 30, 2000. If Basic Energy subsequently begins to report net income, the Partnership will resume applying the equity method only after its share of net income equals the share of net losses not recognized during the period the equity method is suspended.

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

     Basic Energy is currently in default on interest due on their senior secured debt. The default is the result of the creditor allowing Basic Energy to postpone its March 30, 2000 payment due to expenses in preparation of the public offering of stock. Basic Energy has not made the postponed March 30, 2000 payment or the June 30, 2000 and September 30, 2000 scheduled payments. Even though Basic Energy is in technical default the creditor has elected not to accelerate the debt while the two parties work on a plan of action.
                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements

3.   Investments-continued

     Following is a summary of the financial position and results of operations of Basic Energy Services, Inc. (formerly Sierra Well Service, Inc.) as of September 30, 2000 (unaudited) and December 31, 1999 and for the nine months ended September 30, 2000 (unaudited) and the year ended December 31, 1999 (in thousands):

                                                 2000       1999
                                                 ----       ----
     Current assets                        $    12,537   $  8,971
     Property and equipment, net                32,971     31,186
     Other assets, net                           8,010      6,704
                                                ------     ------
     Total assets                          $    53,518   $ 46,861
                                                ======     ======
     Current liabilities                   $    14,762   $  7,296
     Long-term debt                             52,223     50,371
     Deferred income taxes                       2,003      2,224
                                                ------     ------
                                           $    68,988   $ 59,891
                                                ======     ======
     Stockholders' equity                  $  (15,470)   $(13,030)
                                                ======     ======
     Sales                                 $    41,677   $ 37,331
                                                ======     ======
     Net loss                              $   (2,274)   $(13,401)
                                                ======     ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Southwest Partners III

General
Southwest Partners III, L.P., a Delaware limited partnership (the "Partnership"), was formed on March 11, 1997 to invest in Basic Energy Services, Inc. ("Basic"), an oilfield service company which provides services and products to oil and gas operators for the workover, maintenance and plugging of existing oil and gas wells in the southwestern United States. As of September 30, 2000, the Partnership owned a 44.04% interest in Basic Energy, which is accounted for using the equity method of accounting. The equity method adjusts the carrying value of the
Partnership's investment by its proportionate share of Basic Energy's undistributed earnings or losses for each respective period.

Results of Operations
For the quarter ended September 30, 2000

Revenues
Revenues consisted of interest income. Interest income generated $2,876 for the quarter ended September 30, 2000 as compared to $2,795 for the quarter ended September 30, 1999.

Expenses
Direct expenses for the quarter ended September 30, 2000 were $10,904 as compared to $30,408 for the quarter ended September 30, 1999, and consisted of general and administrative expenses. General and administrative expenses represent management fees paid to the Managing General Partner for costs incurred to operate the partnership. Effective August 1, 2000 the Managing General Partner ceased to charge the Partnership for management fees.

Results of Operations
For the nine months ended September 30, 2000

Revenues
Revenues consisted of interest income. Interest income generated $8,506 for the nine months ended September 30, 2000 as compared to $8,349 for the nine months ended September 30, 1999.

Expenses
Direct expenses totaled $73,275 and $95,968 for the nine months ended September 30, 2000 and 1999, respectively, and consisted of general and administrative expenses. General and administrative expenses represent management fees paid to the Managing General Partner for costs incurred to operate the partnership. Effective August 1, 2000 the Managing General Partner ceased to charge the Partnership for management fees.

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

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of interest income from a financial institution of $8,506.

Net Cash Used in Investing Activities. There were no amounts provided by or used in investing activities for the nine months ended September 30, 2000.

Net Cash Used in Financing Activities. There were no amounts provided by or used in financing activities for the nine months ended September 30, 2000.

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

Basic Energy is currently in default on interest due on their senior secured debt. The default is the result of the creditor allowing Basic Energy to postpone its March 30, 2000 payment due to expenses in preparation of the public offering of stock. Basic Energy has not made the postponed March 30, 2000 payment or the June 30, 2000 and September 30, 2000 scheduled payments. Even though Basic Energy is in technical default the creditor has elected not to accelerate the debt while the two parties work on a plan of action.

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

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with approximately, $33.8 million of cash interest and $5.9 million of principal due within the next twelve months. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's continuing debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

Results of Operations
For the quarter ended September 30, 2000

Revenues
Basic Energy's revenues increased to $14.9 million, or 49%, for the quarter ended September 30, 2000 as compared to $10.0 million for the same period in 1999.

Expenses
The increase in revenues experienced in the oil and gas industry has also caused operating expenses to increase $2.7 million, or 29%, for the quarter ended September 30, 2000 as compared to the same period for 1999. The components of operating expenses consisted of increases in cost of revenues of $2.4 million and general and administrative increases of $348,000. Interest expense for the quarter ended September 30, 2000 increased to $1.7 million from $1.6 million for the same period 1999.

Results of Operations
For the nine months ended September 30, 2000

Revenues
Basic Energy's revenues increased to $41.7 million, or 62%, for the nine months ended September 30, 2000 as compared to $25.8 million for the same period in 1999. The increase was primarily attributable to the increase in oil and gas prices, which raises rig utilization, and in turn raised activity levels.

Expenses
The increase in revenues experienced in the oil and gas industry has also caused operating expenses to increase $10.5 million, or 43%, for the nine months ended September 30, 2000 as compared to the same period for 1999. The components of operating expenses consisted of increases in cost of revenues of $9.6 million and general and administrative increases of $932,000. Interest expense for the nine months ended September 30, 2000 decreased to $4.9 million from $5.2 million for the same period 1999.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from well services provided. Cash flow information is provided below.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of operating income in excess of operating expenses of $5.9 million.

Net Cash Used in Investing Activities. Cash flows used in investing activities totaled $3.3 million for the period, and consisted primarily of the purchase of property and equipment.

Net Cash Used in Financing Activities. Cash flows used in financing activities totaled $2.3 million for the period. The primary use of these funds included $580,000 used for payment of debt and $1.7 million for IPO costs.

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


Date:  November 15, 2000