Form 10-K
period 2000-12-31
SOUTHWEST PARTNERS III L P
filed 2001-05-08
CIK 1038815

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000

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

The  total  number of pages contained in this report is 42.   There  is  no
exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          4

 3.  Legal Proceedings                                                   5

 4.  Submission of Matters to a Vote of Security Holders                 5

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 6

 6.  Selected Financial Data                                             7

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                       8

 8.  Financial Statements and Supplementary Data                        12

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             22

                                 Part III

10.  Directors and Executive Officers of the Registrant                 23

11.  Executive Compensation                                             24

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         24

13.  Certain Relationships and Related Transactions                     24

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        25

     Signatures                                                         26

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

Private Placement
From March 15, 1997 to June 30, 1997, the Partnership originally conducted a "blind pool" offering of the Units in accordance with Regulation D promulgated under the Securities Act (the "Private Placement"). On July 1, 1997, the Partnership amended the offering, which was concluded on September 30, 1997, to invest the entire proceeds in the common stock of Basic Energy Services, Inc. ("Basic"), an oil field service company affiliated with the General Partner. A total of 170.92511 Units were sold to 525 Investors for an aggregate net price of $17,092,510. The Partnership invested a total of $17,054,500 (including the capital contribution of the General Partner) in 2,005 shares of the Basic common stock.

      Basic in March 2000 filed a restated certificate of incorporation increasing its authorized common shares to 25,000,000 and completed a 400-for-1 stock split. All shares had been restated as if the stock split had occurred at the beginning of 1998. The 400-for-1 stock split was reversed during 2000. Basic on December 21, 2000 completed a 100-for-1 dividend. The Partnership at December 31, 2000 owns 10.57% or 200,500 shares of Basic's outstanding common stock.

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The General Partner of the Partnership, Southwest Royalties, Inc. (the " General Partner") and its staff of 92 individuals, together with certain independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. The Partnership has no employees.

The Partnership
The   sole  business  of  the  Partnership  is  holding  Basic  stock.  The
Partnership has no employees and has no operations, except through Basic.

Basic Energy Services, Inc.
Basic provides a broad range of services used for the drilling, completion and operation of oil and gas wells, including well servicing, liquids handling and fresh and brine water supply and disposal services. Basic provides services in its areas of operation in Texas, New Mexico, Oklahoma and Louisiana. These services are used by oil and gas companies to complete newly drilled oil and gas wells, maintain and optimize the performance of existing wells, recomplete wells to additional producing zones and plug and abandon wells at the end of their useful lives. Basic's well servicing and fluid service equipment fleets includes 93 well servicing rigs and 133 fluid service trucks.

Formed in 1992 by the General Partner, Basic has grown primarily through selective acquisitions. It has completed 14 purchases of well services companies as well as purchases of additional equipment. Basic's revenues have grown from $932,000 in 1992 to approximately $56.5 million in 2000. Basic's strategy emphasizes diversification and expansion through internal growth and the acquisition of well servicing companies to provide an integrated group of oil field services.

Basic uses its well servicing rigs to provide completion, maintenance, workover and plugging and abandonment services. Basic's related trucking services are used to move large equipment to and from the job sites of its customers. Basic also provides an integrated mix of liquids handling services, including vacuum truck services, frac tank rentals, test tank rentals and Enviro-Vat system rentals. Basic's fresh and brine water supply and disposal services include the production and sale of fresh and brine water which is used in drilling, completion and workover processes, as well as operation of injection wells that dispose of produced salt water and incidental non-hazardous oil field wastes. Basic also provides certain other well services, including pit lining services and hot oil services.

Environmental
Hazards in the operation of oil field service companies, such as employee injuries on the job site and accidental petroleum or waste spills, are sometimes encountered. Such hazards may cause substantial liabilities to third parties or governmental entities, the payment of which could reduce ultimately the funds available for distribution. Although it is anticipated that customary insurance will be obtained, the Partnership may be subject to liability for pollution and other damages due to hazards, which cannot be insured against or will not be insured against due to prohibitive premium costs or for other reasons. Environmental regulatory matters also could increase the cost of doing business or require the modification of operations in certain areas. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Industry Regulations and Guidelines
Certain industry regulations and guidelines apply to the registration, qualification and operation of limited partnerships. The Partnership is subject to these guidelines, which regulate and restrict transactions between the General Partner and the Partnership. The Partnership complies with these guidelines and the General Partner does not anticipate that continued compliance would have a material adverse effect on Partnership operations.

Partnership Employees
The Partnership has no employees; however the General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2000 there were 92 individuals directly employed by the General Partner in various capacities.

Item 2.   Properties

The  Partnership  does  not  currently own  or  lease  any  property.   The
Partnership operates from the offices of its General Partner in Midland, Texas.

Basic's corporate office is located in Midland, Texas, which complements the core of its operations in the Permian Basin of West Texas and eastern New Mexico ("the Permian Basin"). Within the Permian Basin, Basic owns eight field offices and leases one field office over a short-term period. Additionally, Basic leases a field office in South Texas and owns two field offices in East Texas. Basic leases two field offices in Oklahoma.

Basic's well servicing equipment fleet includes 93 well servicing rigs, 133 fluid service trucks, 90 Enviro-Vat systems and 314 frac and test tanks. Additionally, the Company operates nine injection wells and 32 fresh or brine water stations.

Basic uses its well servicing rigs to provide completion, maintenance, workover and plugging and abandonment services. Basic's related trucking services are used to move large equipment to and from the job sites of its customers as well as provide an integrated mix of liquids handling services, including vacuum truck services, frac tank rentals, test tank rentals and Enviro-Vat system rentals. Basic's fresh and brine water supply and disposal services include the production and sale of fresh and brine water which is used in drilling, completion and workover processes, as well as operation of injection wells that dispose of produced salt water and incidental non-hazardous oil field wastes.

Basic believes it has satisfactory title to all of its properties in accordance with standards generally accepted within the well servicing industry.

Item 3.   Legal Proceedings

The Partnership is not currently involved in any legal proceeding nor is it party to any pending or threatened claims that could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2000 through the solicitation of proxies or otherwise.

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

The revenues generated and capital appreciation, if any, from the Partnership's investment in Basic is highly dependent upon the future prices and demand for oil and gas in that the level of use of oil field services and equipment is directly related to the amount of activity in the oil fields. In addition, investments in oil field service companies, while presenting significant potential for capital appreciation, may take from four to seven years from the date of initial investment to reach such a state of maturity that disposition can be considered. Thus, it is anticipated that capital gains or losses typically will take two to five years or longer to realize. In view of these factors, it is unlikely that any significant distributions of the proceeds from the disposition of investments will be made until such time. The Partnership's investment in Basic will generate little, if any, current income.

The General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the General Partner in its sole and absolute discretion. As of December 31, 2000 the General Partner purchased no limited partner units.

Number of Limited Partner Interest Holders
As of December 31, 2000, there were 524 holders of limited partner units in the Partnership.

Distributions
Pursuant to Section 4.1 of the Partnership's Certificate and Agreement of Limited Partnership, "Net Cash From Operations and Net Cash From Sales or Refinancings" shall be distributed, at such times as the General Partner may determine in its sole discretion. "Net Cash From Operations" is defined as "the gross cash proceeds from Partnership operations less the portion thereof used to pay or establish reasonable reserves for all Partnership expenses, fees, commissions, debt payments, new investments, capital improvements, replacements, repairs and contingencies, and such other purposes deemed appropriate, all as determined by the General Partner." "Net Cash From Sales or Refinancings" is defined as "the net cash proceeds from all sales and other dispositions (other than in the ordinary course of business) and all refinancings of Partnership Property, less any portion thereof used to establish reserves, all as determined by the General Partner. During 2000, no distributions were made.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31 2000, 1999, 1998 and March 11, 1997 (date of inception) through December 31, 1997 should be read in conjunction with the financial statements included in
Item 8:

                                                              March 11, 1997
                                                                 through
                                Years ended December 31,     December 31, 1997
                          --------------------------------------------------
---

                               2000       1999       1998         1997
                               ----       ----       ----         ----

Revenues                  $   11,403     11,164     11,514      147,356

Equity loss in unconsolidated
 subsidiary                        -(2,005,000)(5,046,321)    (542,414)

Impairment of equity investment
  of  unconsolidated subsidiary                 -           -   (9,460,765)
-

Net loss                    (63,169)(2,120,433)(14,702,959)   (420,813)

Partners' share of net loss:

 General partner             (9,475)  (318,065)(2,195,181)     (68,107)

 Limited partners           (53,694)(1,802,368)(12,507,778)   (352,706)

Limited partners' net
 loss per unit                 (314)   (10,545)   (73,177)      (2,054)

Total assets              $  404,112    392,709  2,386,545   17,081,587

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Southwest Partners III, L.P.

General
Southwest Partners III, L.P. was organized as a Delaware limited partnership on March 11, 1997. The Partnership was formed for the purpose of investing in Basic Energy Services, Inc., an oilfield service company which provides services and products to oil and gas operators for the workover, maintenance and plugging of existing oil and gas wells in the southwestern United States.

The Partnership intends to wind up its operations and distribute its assets or the proceeds therefrom on or before December 31, 2008, at which time the Partnership's existence will terminate, unless sooner terminated or extended in accordance with the terms of the Partnership agreement. As of December 31, 2000, the Partnership owned a 10.57% interest in Basic, which is accounted for using the equity method of accounting. The equity method adjusts the carrying value of the Partnership's investment by its proportionate share of Basic's undistributed earnings or losses for each respective period.

Results of Operations
For the year ended December 31, 2000

Revenues
Revenues consisted of interest income. The surplus cash remaining after the periodic investments in Basic generated interest income of $11,403.

Expenses
Direct expenses totaled $74,572 for the year, relating to general and administrative. General and administrative expenses represent management fees paid to the General Partner for costs incurred to operate the Partnership. Effective July 31, 2000, the General Partner ceased to charge the Partnership management fees.

Results of Operations
For the year ended December 31, 1999

Revenues
Revenues consisted of interest income. The surplus cash remaining after the periodic investments in Basic generated interest income of $11,164.

Expenses
Direct expenses totaled $126,597 for the year, relating to general and administrative. General and administrative expenses represent management fees paid to the General Partner for costs incurred to operate the partnership.

The Partnerships investment in Basic upon recording their portion of Basic's losses for the six months ended June 30, 1999 was reduced to zero. Therefore, according to Generally Accepted Accounting Principles, the equity method was suspended. The Partnership did not record their ownership percentage of Basic's losses beyond June 30, 1999. If Basic subsequently begins to report net income, the Partnership will resume applying the equity method only after its share of net income equals the share of net losses not recognized during the period the equity method is suspended.

Revenue and Distribution Comparison

Partnership loss for the years ended December 31, 2000, 1999 and 1998 was $63,169, $2,120,433 and $14,702,959, respectively. Excluding the effects of amortization, net loss would have been $63,169 in 2000, $2,120,433 in 1999 and $14,634,544 in 1998. Since inception of the Partnership, no cash contributions have been made to the partners.

Liquidity and Capital Resources

Cash  flows provided by operating activities were approximately $11,403  in
2000  compared to $11,164 in 1999 and approximately $11,480 in  1998.   The
source of the 2000 cash flow from operating activities was interest.

There were no cash flows used in investing activities during 2000 and 1999 as compared to $63,514 in 1998.

There were no cash flows used in financing activities during 2000 and 1999 as compared to $67,507 in 1998.

As of December 31, 2000, the Partnership had approximately $64,000 in working capital. The General Partner knows of no other commitments.

Liquidity - Equity Investment in Subsidiary

Southwest Partners III consist entirely of an investment in Basic's common stock. The investment had been accounted for using the equity method. Based on the December 21, 2000 transaction discussed below, the Partnership will be accounting for the investment using the cost method. Southwest Partners III no longer holds a 20% or more interest in Basic and exerts no significant influence over Basic's operations.

On December 21, 2000, Basic entered into a refinancing and restructuring of its debt and equity. Upon the signing of the documents, the Partnership's percentage of ownership was diluted from 44.94% to 10.57%. A new equity investor,  in  exchange  for  1,441,730 shares  of  Basic's  common  stock, purchased and retired $24.5 million of Basic's debt from its previous lender. The equity investor received a 76% ownership. Additionally, $10.5 million of the debt held by the previous lender was refinanced with a new lender. The remaining debt held by the previous lender of approximately $21.7 million was cancelled.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Basic Energy Services, Inc.

General
Basic derives its revenues from well servicing, liquids handling, fresh and brine water supply and disposal and other related services. Well servicing rigs are billed at hourly rates that are generally determined by the type of equipment required, market conditions in the region in which the well servicing rig operates, ancillary equipment and the necessary personnel provided on the rig. Basic charges its customers for liquids handling and fresh and brine water supply and disposal services on an hourly or per barrel basis depending on the services offered. Demand for services depends substantially upon the level of activity in the oil and gas industry, which in turn depends, in part, on oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves in on-shore areas, the level of drilling and workover activity and the ability of oil and gas companies to raise capital.

Results of Operations
For the year ended December 31, 2000

Revenues
Basic's revenues increased to $56.5 million, or 52%, for the year ended December 31, 2000 as compared to $37.3 million for the same period in 1999. The increase was primarily attributable to the increase in oil and gas prices, resulting in a rise in oilfield service activity.

Expenses
Operating expenses increased $11.8 million, or 34%, for the year ended December 31, 2000 as compared to the same period for 1999. The components of operating expenses consisted of increases in cost of revenues of $10.3 million and general and administrative increases of $1.5 million. The increase in operating and general and administrative expenses is a direct reflection of the increase in oilfield service activity. Interest expense for the year ended December 31, 2000 increased to $6.9 million from $6.1 million for the same period in 1999. The increase for the year 2000 is due to quarterly escalating interest rates in effect per the credit facility with the previous lender.

Results of Operations
For the year ended December 31, 1999

Revenues
Basic's revenues decreased to $37.3 million, or 18%, for the year ended December 31, 1999 as compared to $45.3 million for the same period in 1998. The decrease was primarily attributable to a severe decline in oil prices, resulting in reduced oilfield service activity.

Expenses
Operating expenses decreased $5.1 million, or 14%, for the year ended December 31, 1999 as compared to the same period for 1998. The components of operating expenses consisted of decreases in cost of revenues of $4.8 million and general and administrative decreases of $300,000. The decrease reflects Basic's cost cutting measures taken after the hiring of a new chief executive officer in early 1999. Interest expense for the year ended December 31, 1999 decreased to $6.1 million from $7.2 million for the same period in 1998. The decrease was due to a decrease in long-term debt as a result of the March 1999 refinancing and a decrease in amortization of debt issuance costs.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from well services provided.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of net operating income net of expenses of $7.3 million.

Net Cash Used in Investing Activities. Cash flows used in investing activities totaled $3.8 million for the period, and consisted primarily of the purchase of property and equipment partially offset by proceeds from the sale of property and equipment.

Net Cash Used in Financing Activities. Cash flows used in financing activities totaled $1.5 million for the period and consisted primarily of payments on long-term debt and unsuccessful offering and acquisition costs greatly offset by borrowings under long-term debt.

Liquidity - Equity Investment by Investors

Southwest Partners III consist entirely of an investment in Basic's common stock. The investment had been accounted for using the equity method. Based on the December 21, 2000 transaction discussed below, the Partnership will be accounting for the investment using the cost method. Southwest Partners III no longer holds a 20% or more interest in Basic and exerts no significant influence over Basic's operations.

On December 21, 2000, Basic entered into a refinancing and restructuring of its debt and equity. Upon the signing of the documents, the Partnership's percentage of ownership was diluted from 44.94% to 10.57%. A new equity investor,  in  exchange  for  1,441,730 shares  of  Basic's  common  stock, purchased and retired $24.5 million of Basic's debt from its previous lender. The equity investor received a 76% ownership. Additionally, $10.5 million of the debt held by the previous lender was refinanced with a new lender. The remaining debt held by the previous lender of approximately $21.7 million was cancelled.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Report                                             13

Balance Sheets                                                          14

Statements of Operations                                                15

Statements of Changes in Partners' Equity                               16

Statements of Cash Flows                                                17

Notes to Financial Statements                                           18

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Partners III, L.P.
(A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Partners III, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Partners III, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.






                                                  KPMG LLP



Midland, Texas
April 16, 2001

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2000 and 1999


                                              2000              1999
                                              ----              ----
  Assets

Current asset:
 Cash and cash equivalents              $    404,112           392,709
                                                                 ==========
==========


  Liabilities and Partners' Equity

Current liabilities:
 Payable to General Partner             $    340,107           265,535
                                                                 ----------
----------

Partners' equity:
 General Partner                           (907,225)         (897,750)
 Limited partners                            971,230         1,024,924
                                                                 ----------
----------
                                         Total partners' equity         64,
005                                          127,174
                                                                 ----------
----------
                                                            $       404,112
392,709
                                                                 ==========
==========





































                  The accompanying notes are an integral
                   part of these financial statements.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
                Years Ended December 31, 2000, 1999 and 1998

                                         2000         1999          1998
                                         ----         ----          ----

  Revenues

Interest income                  $      11,403        11,164       11,514
                                                   ----------    ----------
----------
                                                       11,403        11,164
11,514
                                                   ----------    ----------
----------
  Expenses

General and administrative              74,572       126,597      138,972
Amortization                                 -             -       68,415
Equity  loss  in unconsolidated subsidiary          -             2,005,000
5,046,321
Impairment of equity investment of
 unconsolidated subsidiary                   -             -    9,460,765
                                                   ----------    ----------
----------
                                                       74,572     2,131,597
14,714,473
                                                   ----------    ----------
----------
Net loss                         $    (63,169)    (2,120,433)  (14,702,959)
                                                   ==========    ==========
==========
Net loss allocated to:

 General Partner                 $     (9,475)     (318,065)  (2,195,181)
                                                   ==========    ==========
==========
 Limited partners                $    (53,694)    (1,802,368) (12,507,778)
                                                   ==========    ==========
==========
  Per limited partner unit       $       (314)      (10,545)     (73,177)
                                                   ==========    ==========
==========



























                  The accompanying notes are an integral
                   part of these financial statements.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years Ended December 31, 2000, 1999 and 1998




                                  General     Limited    Notes
                                  Partner     Partners Receivable  Total
                                  --------    -------- ----------  -----

Balance - December 31, 1997     $1,615,496 15,410,070(106,330) 16,919,236

 Capital contributions                   -              31,330     31,330

 Refund of down payment-note
   receivable uncollectible                  (75,000)   75,000          -

 Net loss                       (2,195,181)(12,507,778)      -(14,702,959)
                                             -------------------   --------
----------
Balance - December 31, 1998      (579,685)  2,827,292        -  2,247,607
  Net  loss                        (318,065)(1,802,368)        -(2,120,433)
---------                       ----------   ------------------
Balance - December 31, 1999      (897,750)  1,024,924        -    127,174

 Net loss                          (9,475)   (53,694)        -   (63,169)
                                             -------------------   --------
----------
Balance - December 31, 2000     $(907,225)    971,230        -     64,005
                                             ===================   ========
==========






























                  The accompanying notes are an integral
                   part of these financial statements.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years Ended December 31, 2000, 1999 and 1998



                                         2000         1999        1998
                                         ----         ----        ----

Cash flows from operating activities:

 Cash paid to General Partner
  for administrative fees           $                      -        (34)
 Interest received                       11,403       11,164      11,514
                                                                 ----------
----------                          -----------
  Net cash provided by operating
                                     activities         11,403       11,164
11,480
                                                                 ----------
----------                          -----------

Cash flows from investing activities:

  Organization costs                          -            -    (63,514)
                                                                 ----------
----------                          -----------
   Net cash used in investing activities                     -            -
(63,514)
                                                                 ----------
----------                          -----------

Cash flows from financing activities:

  Capital contributed by limited partners                    -            -
(6,250)
 Repayment of notes receivable from limited
  partners                                    -            -      37,580
 Syndication costs                            -            -    (98,837)
                                                                 ----------
----------                          -----------
   Net cash used in financing activities                     -            -
(67,507)
                                                                 ----------
----------                          -----------

Net increase (decrease) in cash and cash
 equivalents                             11,403       11,164   (119,541)

 Beginning of period                    392,709      381,545     501,086
                                                                 ----------
----------                          -----------
 End of period                      $   404,112      392,709     381,545
                                                                 ==========
==========                          ===========

Reconciliation of net loss to net cash
 provided by operating activities:

Net loss                            $  (63,169)  (2,120,433)(14,702,959)

Adjustments to reconcile net loss to net cash provided by operating activities:

  Amortization                                -            -      68,415
  Undistributed loss of affiliate             -    2,005,000   5,046,321
  Impairment of equity investment             -            -   9,460,765
  Increase in accounts payable           74,572      126,597     138,938
                                                                 ----------
-----------                         ----------
Net  cash  provided by operating activities     $       11,403       11,164
11,480
                                                                 ==========
===========                         ==========

                  The accompanying notes are an integral
                   part of these financial statements.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

1.   Organization
     Southwest Partners III, L.P. (the "Partnership")was organized under the laws of the state of Delaware on March 11, 1997 for the purpose of investing in or acquiring oil field service companies' assets. The Partnership intends to wind up its operations and distribute its assets or the proceeds therefrom on or before December 31, 2008, at which time the Partnership's existence will terminate, unless sooner terminated or extended in accordance with the terms of the Partnership Agreement. Southwest Royalties, Inc., a Delaware corporation formed in 1983, is the General Partner of the Partnership. Revenues, costs and expenses are allocated as follows:

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

     Method of Allocation of Administrative Costs

     For the purpose of allocating Administrative Costs, the General Partner will allocate each employee's time among three divisions: (1) operating partnerships; (2) corporate activities; and (3) currently offered or proposed partnerships. The General Partner determines a percentage of total Administrative Costs per division based on the total allocated time per division and personnel costs (salaries) attributable to such time. Within the operating partnership division, Administrative Costs are further allocated on the basis of the total capital of each partnership invested in its operations.

2.   Summary of Significant Accounting Policies

     Equity investment in subsidiary
     Investment in Basic Energy Services, Inc. in which the Partnership had a 10.57% and 44.94% interest at December 31, 2000 and 1999, is accounted for by the equity method and the carrying amount is adjusted for the Partnership's proportionate share of Basic's undistributed earnings or losses. The Partnerships investment in Basic upon recording their portion of Basic's losses for the six months ended June 30, 1999 was reduced to zero. Therefore, according to Generally Accepted Accounting Principles, the equity method was suspended. The Partnership has not recorded their ownership percentage of Basic's losses beyond June 30, 1999. Effective January 1, 2001, the Partnership will be recording the investment on the cost method (See
     Note 3).

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

     Environmental
     Hazards in the operation of oil field service companies, such as employee injuries on the job site and accidental petroleum or waste spills, are sometimes encountered. Such hazards may cause substantial liabilities to third parties or governmental entities, the payment of which could reduce ultimately the funds available for distribution. Although it is anticipated that customary insurance will be obtained, the Partnership may be subject to liability for pollution and other damages due to hazards, which cannot be insured against or will not be insured against due to prohibitive premium costs or for other reasons. Environmental regulatory matters also could increase the cost of doing business or require the modification of operations in certain areas. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its assets is $17,075,550 and $17,091,339 more, as of December 31, 2000 and 1999 as that shown on the accompanying Balance Sheet in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     There were 170.925 limited partner units outstanding as of December 31, 2000, held by 524 partners.

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

     Net loss per limited partnership unit
     The net loss per limited partnership unit is calculated by using the number of outstanding limited partnership units.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Investment
     Common stock ownership in Basic Energy Services, Inc. was as follows:

     December 31, 1997 to March 31, 1999                    45.89%
     March 31, to December 21, 2000                         44.94%
     December 21, 2000 to December 31, 2000                 10.57%

     The Partnerships investment in Basic upon recording their portion of Basic's losses for the six months ended June 30, 1999 was reduced to zero. Therefore, according to Generally Accepted Accounting Principles, the equity method was suspended. The Partnership has not recorded their ownership percentage of Basic's losses beyond June 30, 1999.

     Southwest Partners III consists entirely of an investment in Basic's common stock. The investment had been accounted for using the equity method. Based on the December 21, 2000 transaction discussed below, the Partnership will be accounting for the investment using the cost method. Southwest Partners III no longer holds a 20% or more interest in Basic and exerts no significant influence over Basic's operations.

     Basic on March 31, 1999 finalized a restructuring of its debt with the lender. The restructuring of Basic's debt with its lender provided for a senior subordinated credit facility and three classes of preferred stock. Based on the December 21, 2000 transaction discussed above, this credit facility was retired and cancelled.

     On December 21, 2000, Basic entered into a refinancing and restructuring of its debt and equity. Upon the signing of the documents, the Partnership's percentage of ownership was diluted from 44.94% to 10.57%. A new equity investor, in exchange for 1,441,730 shares of Basic's common stock, purchased and retired $24.5 million of Basic's debt from its previous lender. The equity investor received a 76% ownership. Additionally, $10.5 million of the debt held by the previous lender was refinanced with a new lender. The remaining debt held by the previous lender of approximately $21.7 million was cancelled.

     Basic in March 2000 filed a restated certificate of incorporation increasing its authorized common shares to 25,000,000 and completed a 400-for-1 stock split. All shares had been restated as if the stock split had occurred at the beginning of 1998. The 400-for-1 stock split was reversed during 2000. Basic on December 21, 2000 completed a 100-for-1 dividend. The Partnership at December 31, 2000 owns 10.57% or 200,500 shares of Basic's outstanding common stock.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Investment - continued
     Following is a summary of the financial position and results of operations of Basic Energy Services, Inc. as of and for the years ended December 31, 2000, 1999 and 1998 (in thousands):
                                           2000       1999       1998
                                                               Restated

     Current assets                   $  13,283      8,971       9,882
     Property and equipment, net         32,780     31,186      35,634
      Other  assets,  net                                6,955        6,704
7,811
                                         ------     ------      ------
     Total assets                     $  53,018     46,861      53,327
                                         ======     ======      ======
     Current liabilities              $  11,322      7,296       3,599
     Long-term debt                      15,390     50,371      54,664
     Deferred income taxes                5,052      2,224           -
                                         ------     ------      ------
                                      $  31,764     59,891      58,263
                                         ======     ======      ======
     Stockholders' equity             $  21,254   (13,030)     (4,936)
                                         ======     ======      ======
       Sales                                     $      56,466       37,331
45,319
                                         ======     ======      ======
      Net  income  (loss)                        $      13,849     (12,971)
(28,296)
                                         ======     ======      ======

4.   Commitments and Contingent Liabilities
     As a marketing incentive, brokers who sold in excess of one Unit received three percent (3%) of the Partnership liquidation proceeds which are distributed to the General Partner in proportion to the dollar amount of Units sold by each such broker; provided, however that no broker shall receive such interest unless the Partnership has returned to the Limited Partners 100% of their Limited Partner Capital Contribution plus a 10% cumulative (but not compounded) return at the time of liquidation. As of December 31, 1998, there were 13 such brokers who sold in excess of one Unit qualifying for the special distribution.

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

     As of December 31, 2000, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil field service industry.

5.   Related Party Transactions
     Southwest   Royalties,  Inc.,  the  General  Partner,  was   paid   an
     administrative fee of $70,000, $120,000 and $120,000 during 2000, 1999 and 1998 for indirect general and administrative overhead expenses.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership. There were no legal fees in 2000 and approximately $2,500 and $3,400 in legal services provided for the years ended December 31, 1999 and 1998.

     Accounts payable to the General Partner at December 31, 2000 and 1999 totaled $340,107 and $265,535 and primarily represents management fees.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.  Selected Quarterly Financial Results - (unaudited)

                                                 Quarter
                              ----------------------------------------------
                                 First       Second    Third       Fourth
                                 ------     -------    ------      ------
  2000:
     Total revenues           $    2,805      2,825     2,876       2,897
     Total expenses               31,326     31,046    10,904       1,296
     Net income (loss)          (28,521)   (28,221)   (8,028)       1,601
     Net income (loss) per
      limited partner unit         (142)      (140)      (40)           8

  1999:
     Total revenues           $    2,789      2,764     2,795       2,816
     Total expenses            1,075,694    994,864    30,408      30,631
     Net loss                 (1,072,905) (992,100)  (27,613)    (27,815)
     Net loss per
      limited partner unit       (5,335)    (4,934)     (137)       (139)


  Included in total expenses for the first and second quarters of 1999 was an equity loss in unconsolidated subsidiary of $1,044,236 and $960,764, respectively. For further information concerning the equity loss, see Management's Discussion and Analysis of Financial Condition and Results of Operations for Southwest Partners III for the year ended December 31, 1999.


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

Name                        Age         Position
--------------------        ---         -----------------------------------
--
H. H. Wommack, III                      45
                                        Chairman of the Board, President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              44          Secretary and Director

Bill E. Coggin                          46
                                        Vice  President and Chief Financial
                                        Officer

J. Steven Person            42          Vice President, Marketing

Paul L. Morris              59          Director

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

Paul L. Morris has served as a Director of Southwest Royalties Holdings, Inc. since August 1998 and Southwest Royalties, Inc. since September 1998. Mr. Morris is President and CEO of Wagner & Brown, Ltd., one of the largest independently owned oil and gas companies in the United States. Prior to his position with Wagner & Brown, Mr. Morris served as President of Banner Energy and in various managerial positions with the Columbia Gas System, Inc.

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 43, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and American Association of Petroleum Landmen. Mr. Tate received his B.B.S. degree from Hardin-Simmons University.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The General Partner billed $70,000 during 2000 and $120,000 during 1999 and 1998, as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The General Partner owns a 15 percent interest in the Partnership as a general partner.

No   officer  or  director  of  the  General  Partner  owns  Units  in  the
Partnership. There are no arrangements known to the General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

The General Partner contributed $1,692,698, which entitled it to receive 100% of the Partnership's general partner interest. The general partner interest entitles the General Partner to 15% interest in the Partnership. See "Item 5."

In 2000, the General Partner received $70,000 as an administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership. The General Partner ceased to charge the Partnership for administrative fees effective July 31, 2000.

The Partnership originally invested all of the proceeds of the Private Placement in 2,005 shares 45.9% of Basic common stock. The General Partner at December 31, 2000 directly owns 6.65% of Basic's common stock. Basic in March 2000 filed a restated certificate of incorporation increasing its authorized common shares to 25,000,000 and completed a 400-for-1 stock split. All shares had been restated as if the stock split had occurred at the beginning of 1998. The 400-for-1 stock split was reversed during 2000. Basic on December 21, 2000 completed a 100-for-1 dividend. The Partnership at December 31, 2000 now owns 10.57% or 200,500 shares of Basic's outstanding common stock.

H. Allen Corey, who is an officer and director of the General Partner, is of counsel with Baker, Donelson, Bearman & Caldwell, a law firm, which provides legal services to the General Partner and the Partnership. The Partnership paid no legal fees for 2000.

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
                  Notes to Financial Statements

                    Index   to   Financial  Statements  of   Unconsolidated
Subsidiary

                  Independent Auditors' Report              28
                                        Balance                      Sheets
29
                  Statements of Operations                  30
                  Statements of Stockholders' Equity        31
                  Statements of Cash Flows                  32
                  Notes to Financial Statements             33

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


          (b)     Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 2000.

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


                          Date:  May 8, 2001


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


Date:  May 8, 2001


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  May 8, 2001

                        BASIC ENERGY SERVICES, INC.

                           Financial Statements

                        December 31, 2000 and 1999

                (With Independent Auditors' Report Thereon)

                       INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Basic Energy Services, Inc.:

We have audited the accompanying balance sheets of Basic Energy Services, Inc. (formerly Sierra Well Service, Inc.) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Basic Energy Services, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with auditing principles generally accepted in the United States of America.


                                         KPMG LLP




February 10, 2001
Midland, Texas

                        BASIC ENERGY SERVICES, INC.
                              BALANCE SHEETS
                     As of December 31, 2000 and 1999

                     (in thousands, except share data)

                   ASSETS                     2000   1999
 Current assets
   Cash and cash equivalents                 $       $
                                             3,118   1,062
   Trade accounts receivable, net of
 allowance                                   9,675   7,477
    of $531 and $271, respectively
   Accounts receivable-related party         14      73
   Inventories                               104     144
   Other current assets                         372     215
           Total current assets              13,283   8,971
 Property and equipment, net                 32,780  31,186
 Other assets
   Deferred loan costs, net of amortization
    of $8 and $2,198, respectively           1,151   494
   Goodwill, net of amortization of $17,399
    and $17,024, respectively                4,873   4,633
   Other                                        931   1,577
           Total other assets                 6,955   6,704
 Total assets                                $53,01  $46,86
                                             8       1

    LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
   Current portion of long-term debt         $       $
                                             4,226   1,164
   Accounts payable                          3,594   4,281
   Accounts payable-related party            -       49
   Accrued expenses                          2,390   1,698
   Deferred income                           728     -
   Income tax payable                        200     -
   Deferred income tax                          184     104
           Total current liabilities         11,322  7,296
 Long-term debt                              15,390  50,371

 Deferred income tax                         5,052   2,224
 Commitments & contingencies                 -       -

 Stockholders' equity
   Series A Redeemable 10% Preferred Stock,
    $10,000 par, 1,000 shares authorized,
    530.45 shares issued at December 31,     -       5,305
 1999
   Series B Convertible Preferred Stock,
    $1 par, 1,000 shares authorized, 1,000
    issued at December 31, 1999              -       1
   Series C Convertible Preferred Stock,
    $1,000 par, 1 share authorized, one
    issued at December 31, 1999              -       1
   Common stock - $.01 par; 5,000,000
    shares authorized; 1,897,013 and
 446,177
    shares issued and outstanding at         19      4
    December 31, 2000 and 1999,
 respectively
   Additional paid-in capital                51,217  24,845
   Accumulated deficit                       (29,98  (43,18
                                             2)      6)
           Total stockholders' equity        21,254  (13,03
 (deficit)                                           0)
 Total liabilities and stockholders' equity  $53,01  $46,86
                                             8       1

The accompanying notes are an integral part of these financial statements.

                        BASIC ENERGY SERVICES, INC.

                         STATEMENTS OF OPERATIONS
           For the years ended December 31, 2000, 1999 and 1998
              (in thousands, except per share and share data)

                                       2000
                                                1999     1998
 Revenues
   Well Servicing                      $37,784  $24,453  $26,687
   Fluid Services                      18,682   12,878   18,632
                                       56,466   37,331   45,319
 Expenses
   Well Servicing                      27,475   20,164   21,640
   Fluid Services                      12,639   9,613    13,009
   General and administration,
 including
    management fees and computer
 services                              6,683    5,229    5,471
    from related parties of $138,
 $234,
    and $241, respectively
   Depreciation and amortization       6,795    6,747    8,624
   Impairment of long lived assets         -    -        22,671
 (Note 4)
   Unsuccessful offering and            2,073        -      990
 acquisition costs
                                       55,665   41,753   72,405
 Operating income (loss)                  801   (4,422)  (27,086)
 Other income (expense)
   Interest income                        93    100      263
   Interest expense                    (6,930)  (6,065)  (7,166)
   Gain (loss) on sale of assets          91    (301)    (93)
   Other, net                              76       45       16
                                       (6,670)  (6,221)  (6,980)
 Loss before income taxes and          (5,869)  (10,643  (34,066)
 extraordinary item                             )
  Provision for income tax (expense)    2,037   (2,328)   5,770
 benefit
 Loss before extraordinary item        $(3,83   $(12,971 $(28,296
                                       2)       )        )
  Extraordinary gain from early
 extinguishments                       17,681        -        -
   of debt, net of tax of $4,434
 Net income (loss)                     $13,849  $(12,971 $(28,296
                                                )        )
  Preferred stock dividend                645      430        -
 Net income (loss) to common           $13,204  $(13,401 $(28,296
 stockholders' interest                         )        )


The accompanying notes are an integral part of these financial statements.

                           BASIC ENERGY SERVICES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
1812:

1814:   Series B    Series C
                                         Additi
              onal
  Paid-  Accumul
Stock          Preferred   Preferred    Common Stock      In      ated
  Stock
1820:   Shares   Shares  Amount Capita  Deficit
 Amount   Shares Amount Shares  Amount                    l
1822:
                                          (in thousands, except share data)

 Balance -
  -      -      -      -     -   437,071  $ 4    $24,845 $(1,489)
  -      -      -      -     -     -   (28,296)

 Balance -
  -      -      -      -     -   437,071    4    24,845  (29,785)
  -      -      -      -     -    9,106     -        -        -
 granted
500   $ 5,0   1,000  $ 1      1   $          -     -        -        -
 issued                      00                          1

305      -      -      -     -        -     -        -    (305)
1838:Preferred stock
  -      -      -      -     -        -     -        -    (125)
  -       -      -      -      -     -              -            (12,971)
 Balance -

  -     -       -      -     -    $ 1    $   -   $    -
 granted                                                       9,106
 (1)   $(1)       -     -         -
 retired               (595) 0)      (1,000)  (1)             4,001
  -      -      -      -     -    14       -
      -       -       -    -   1,441,730    -    24,486       -
645    -        -      -     -       -             (645)
 -           (2,115)
 stock                                                         _
   Preferred stock                                                             -
     dividend - stock                                          _
  -      -      -      -     -        -     -        -   13,849
 Balance -
 $ 0 0    $ 0   $ 0     1,897,013       $19    $51,217 $(29,982)

   The accompanying notes are an integral part of these financial statements.

                        BASIC ENERGY SERVICES, INC.

STATEMENTS OF CASH FLOWS
           For the years ended December 31, 2000, 1999 and 1998
                              (In thousands)
                                                2000    1999    1998
     Cash flows from operating activities
   Net Income (loss)                          $13,849  $(12,9  $
                                                       71)     (28,29
                                                               6)
   Depreciation                                5,676   5,494
                                                               6,322
   Amortization                                1,119   1,253
                                                               2,302
   Impairment of long lived assets                 -       -
                                                               22,671
   Bad debt expense                              113     125
                                                               442
   Noncash interest expense                    6,657   2,494
                                                               1,435
   Gain on retirement of debt                 (22,115      -
   Write-off of unsuccessful offering and     )            -   -
 acquisition costs                             2,073
                                                               990
   (Gain) loss on sale of assets                (91)     301
                                                               93
   Deferred income tax expense (benefit)       2,397   2,328
                                                               (5,770
                                                               )
   Changes in operating assets and
 liabilities, net of
      acquisitions -                          (2,314)  (1,051
      Accounts receivable                              )       1,011
      Inventories                                 40      14
                                                               92
      Other current assets                     (157)      46
                                                               (152)
      Accounts payable                        (1,061)  2,518
                                                               (1,333
                                                               )
      Deferred Income                            728       -
                                                               -
      Accrued expenses                           442     314
                                                               (468)
      Deposits                                  (38)       -
                                                               -
 Net cash provided by (used in) operating      7,318     865
 activities                                                    (661)
     Cash flows from investing activities
   Purchase of property and equipment         (4,255)  (2,287
                                                       )       (2,435
                                                               )
   Proceeds from sale of property and            435   1,210
 equipment                                                     309
   Collections of notes receivable               118       3
                                                               -
   Proceeds from sale of other long-term           -     205
 assets                                                        85
   Payments for other long-term assets             -   (101)
                                                               (92)
   Payments for businesses, net of cash         (80)       -
 acquired                                                      (1,800
                                                               )
           Net cash used in investing         (3,782)  (970)
 activities                                                    (3,933
                                                               )
     Cash flows from financing activities
   Borrowings under long-term debt            15,988       -
                                                               2,100
   Payments of long-term debt                 (12,816  (497)
                                              )                (595)
   Costs related to issuance of common stock  (1,540)      -
                                                               -
   Dividends paid                                  -   (125)       -
   Deferred loan costs and unsuccessful       (3,112)  (1,057
 offering and acquisition costs                        )       (602)
           Net cash provided by (used in)     (1,480)  (1,679
 financing activities                                  )       903
 Net increase (decrease) in cash and cash      2,056   (1,784
 equivalents                                           )       (3,691
                                                               )
   Cash and cash equivalents - beginning of    1,062   2,846
 year                                                          6,537
 Cash and cash equivalents - end of year      $3,118   $1,062  $
                                                               2,846
 Supplemental disclosures of cash flow
 information -                                $  273   $5,106  $
   Interest paid                                               5,732
 Supplemental schedule of noncash investing
 and financing
   activities -
   Capital leases issued for equipment         2,170     353
                                                               252
   Notes receivable-non cash                     138      83
                                                               -
   Preferred stock dividend                      645     305
                                                               -
   Transfer of debt for preferred stock            -   5,002
                                                               -
   Accrued interest capitalized into long-         -   1,614
 term debt                                                     -
   Common stock issued to retire debt         24,500       -
                                                               -
   Note issued to retire all preferred stock   2,500       -
                                                               -
   Costs related to issuance of common stock     575       -
                                                               __-

The accompanying notes are an integral part of these financial statements.

                        BASIC ENERGY SERVICES, INC.

                       NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

  Organization & Business - Basic Energy Services, Inc. (the "Company"), a Delaware corporation, was formed in 1992 as a subsidiary of Southwest Royalties, Inc. ("SWR"). In June 1997, Southwest Royalties Holding, Inc. ("SRH") was formed to serve as a holding company for SWR, the Company and other subsidiaries of SWR. At that time, SWR's investment in the Company was transferred by dividend to SRH and the Company became a subsidiary of SRH. Due to sales of the Company's common stock to Southwest Partners II, L.P. and Southwest Partners III, L.P. (limited partnerships for which SWR serves as general partner) in 1996 and 1997, SRH's ownership interest in the Company was reduced to a point where the Company's financial position and results of operations were no longer consolidated with SRH, effective July 1, 1997.

  The Company provides a range of well site services to oil and gas drilling and producing companies through the Company's fleet of well servicing rigs and fluid handling assets. The Company's operations are concentrated in the major United States oil and gas producing regions of Texas, New Mexico, Oklahoma and Louisiana.

  Common Stock Split and Change of Name - On May 23, 2000, the Company filed a restated certificate of incorporation changing its name to Basic Energy Services, Inc. from Sierra Well Service, Inc. On December 21, 2000, the Company filed a restated certificate of incorporation, changing its authorized common shares to 5,000,000 and issuing a 100-for-1 stock split. All share and per share amounts have been restated as if the stock split had occurred at the beginning of the earliest period presented.

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

                        BASIC ENERGY SERVICES, INC.

                       NOTES TO FINANCIAL STATEMENTS

  The Company reviews property and equipment and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future cash flows is less than the carrying amount, including any related goodwill, of such assets. Expected future cash flows and carrying values are aggregated at their lowest identifiable level, which is on a rig-by-rig basis for the Company's well service rigs and by local service area for the Company's truck fleets and water stations. The Company recognizes an impairment loss for the difference between the asset's, or group of assets, carrying value and estimated fair value, if the carrying value exceeds the expected undiscounted future cash flows.

  Deferred Debt Costs - The Company capitalizes certain costs in connection with obtaining its borrowings, such as lender's fees and related attorney's fees. These costs are being amortized to interest expense on the straight-line method over the terms of the related debt. Amortization calculated using the straight line method is not materially different from the amount calculated using the effective interest method.

  Goodwill - The Company classifies as goodwill the cost in excess of fair value of the net tangible assets acquired in purchase transactions. Goodwill is being amortized on a straight-line basis over the estimated period benefited by it of fifteen years. Management continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or the remaining balance of goodwill may not be recoverable.

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

  Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. SFAS 133, as amended by SFAS 137, is required to be implemented for all fiscal quarters of all fiscal years beginning after June 15, 2000. Early adoption is permitted. Based on the Company's assessment of the implications of this new statement, the Company believes they have no freestanding or embedded derivative instruments that would need to be accounted for under SFAS 133.

                        BASIC ENERGY SERVICES, INC.

                       NOTES TO FINANCIAL STATEMENTS
2. Acquisitions

  In 2000 and 1999 Basic acquired for cash either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, which were accounted for using the purchase method of accounting:

                                 Closing Date  Total     Purchase
                                               Price
                                                 (in thousands)

  Harrison Well Service, Inc.      August 2000       $ 1,250

  Accurate Petroleum Services,      April 1998       $ 1,800
  Inc.

  The operations of each of the aforementioned acquisitions are included in the Company's statement of operations as of each respective closing date.

  In 2000 and 1998, the Company expensed previously deferred costs from foregone acquisitions and costs associated with equity offerings not consummated, totaling approximately $2,073,000 and $990,000, respectively.


3. Property and Equipment

  Property and equipment consists of the following as of December 31 (in thousands):

                                                 2000    1999
  Land                                          $ 284   $ 236
  Buildings and improvements                    1,716   1,673
  Well service units and equipment              26,702  22,507
  Water hauling equipment                       7,104   7,052
  Brine/fresh water stations                    8,679   8,620
  Enviro-Vat units and frac/test tanks          3,215   3,211
  Disposal facilities                           5,659   5,348
  Vehicles                                      4,984   4,389
  Other                                           976     672
                                                59,319  53,708
  Less accumulated depreciation                 26,539  22,522
  Property and equipment, net                   $32,78  $31,186
                                                0

  The Company is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next ten years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following as of December 31 (in thousands):

                                                  2000
                                                          1999
  Vehicles                                        $2,274  $924
  Water hauling equipment                            626  375
  Other                                               44   44
                                                   2,944  1,343
   Less accumulated amortization                   1,065  594
                                                  $1,879  $749

  Amortization of assets held under capital leases of approximately $587,000, $155,000 and $273,000 for the years ended December 31, 2000, 1999 and 1998, respectively, is included with depreciation expense.

                        BASIC ENERGY SERVICES, INC.

                       NOTES TO FINANCIAL STATEMENTS
4. Impairment

  At December 31, 1998, the Company recorded an impairment loss on its well servicing and fluid services business segments of approximately $1,392,000 and $21,280,000, respectively, for a total impairment of approximately $22,672,000. The amount of goodwill impaired relating to the well servicing and fluid services segments, and included in the total impairment, was approximately $1,235,000 and $13,686,000, respectively. In determining if an impairment loss was indicated, management projected future undiscounted cash flows through the estimated life of each asset, for each of the Company's well service rigs and by local service area for the Company's trucks and water stations, based on generally increasing utilization rates based on management's expectations, hours, estimated future rates and expenses. Where an impairment was indicated, the carrying value of the related goodwill was first reduced. If additional impairment was indicated the related equipment was reduced to estimated fair market value, based upon a recent appraisal.

5. Long-Term Debt

  Long-term  debt  consists  of  the  following  as  of  December  31   (in
thousands):

                                                 2000
                                                         1999

  Credit Facility
    Senior Notes                                 $       $24,40
                                                 -       8
    Subordinated Notes                               -   26,535
  New Credit Facility
    Revolving Line of Credit                     1,040       -
    Term Loan                                    15,000      -
  Cash Flow Participation Note (net of discount  1,960       -
  of $540)
  Capital leases and equipment notes             1,616     592
                                                 19,616  51,535
  Less current portion                             4,22  1,164
                                                 6
                                                 $15,39  $50,37
                                                 0       1

Credit Facility

  On March 31, 1999, the Company entered into three security purchase agreements (collectively, the "Credit Facility") that provided up to $54,410,000, the proceeds of which were used to retire certain outstanding indebtedness. The Company accounted for this restructuring under FAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring" because the maturity of the debt was extended from March 31, 1999 to June 2004 and the interest rate was maintained at a level below the rate that the Company could have obtained from an alternate lender. In fact, it would have been unlikely that the Company could have obtained alternative financing from any source. In addition, the lender accepted preferred stock in exchange for $5 million of the debt. The Company issued preferred stock with an estimated fair value of $5 million to the lender on March 31, 1999, as partial settlement of the outstanding balance of the Credit Facility. In accordance with FAS 15, no gain or loss was recognized on the restructuring because there was not a complete settlement of the outstanding debt and the total of the future payments under the terms of the restructured debt exceeded the carrying value.

2000 Refinancing

  On December 21, 2000, the Company entered into a new term loan and a revolving line of credit (collectively, the "New Credit Facility") that provided up to $16,040,000 to the Company for the year ended December 31, 2000. The proceeds were used to retire amounts outstanding under the Credit Facility and for costs associated with the recapitalization and refinancing. In 2000, the Company incurred approximately $508,800 in costs related to the refinancing. The Company used $10,500,000 of the proceeds of the term loan to retire the December 21, 2000 outstanding balance of the Subordinated Notes plus accrued interest of approximately $30,220,000. This transaction resulted in an extraordinary gain of approximately $19,720,000 before taxes. See discussion of the terms of the New Credit Facility below.

                        BASIC ENERGY SERVICES, INC.

                       NOTES TO FINANCIAL STATEMENTS

  On December 21, 2000, the Company also entered into a securities purchase agreement with an investor whereby the investor purchased the December 21, 2000 outstanding balance of the Senior Notes plus accrued interest of approximately $26,895,000, for $24,500,000. The investor then exchanged this debt for 1,441,730 shares of the Company's common stock, resulting in an extraordinary gain of approximately $2,395,000 before taxes. In 2000, the Company incurred approximately $2,115,000 in costs related to the issuance of this common stock. The Company and this investor entered into a Commitment Agreement dated December 21, 2000, whereby the investor could purchase an additional 576,709 shares of the Company's common stock at a purchase price of $16.993 per share, for a total additional purchase price of up to $9,800,000, for the purpose of providing funds to the Company to complete acquisitions of businesses and assets. The Company and the investor exercised this Commitment Agreement in January of 2001 (See Note
13).

  In addition, the Credit Facility lender exchanged all the preferred stock, plus accrued and unpaid dividends, for a Cash Flow Participation
Note.   See  discussion of the terms of this Cash Flow  Participation  Note below.

New Credit Facility

Term Note

  The Term Note has a principal balance of $15,000,000 with monthly interest payable at a rate per annum equal to the lesser of 1.25% above the Chase Bank prime rate or 3.75% above the LIBOR rate. The principal is payable monthly, in installments of $227,273, beginning February 2001. All outstanding principal and accrued and unpaid interest is due and payable in full on December 31, 2004. In the event the Company has Surplus Cash (earnings before income taxes, depreciation and amortization less non-financed capital expenditures less fixed charges) in any fiscal year beginning December 31, 2001, then in April of the next succeeding fiscal year, the Company must make a mandatory prepayment of the Term Note by an amount equal to 50% of the calculated Surplus Cash.

Revolving Line of Credit

  The Revolving Line of Credit provides $10,000,000 with monthly interest payable at a rate per annum equal to the lesser of 0.50% above the Chase Bank prime rate or 3.0% above the LIBOR rate. All outstanding principal and accrued and unpaid interest is due and payable in full on December 31, 2004. The borrowing base is equal to 85% of eligible accounts receivable. The Term Note and Revolving Line of Credit have restrictive covenants which restrict dividends, investments, capital expenditures, capital leases, and the sale of assets. Additionally, the covenants require the Company to maintain a fixed charge coverage ratio (as defined) of at least 1.2:1 for each quarter beginning March 31, 2001, a ratio of indebtedness to equity (as defined) of not more than 1.25: 1, at all times, and maintain during each fiscal quarter a tangible net worth (as defined) greater than the minimum tangible net worth determined for such fiscal quarter.

Cash Flow Participation Note

  On December 21, 2000, the Credit Facility lender exchanged all Series A Cumulative Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, plus all accrued and unpaid dividends, whether in cash or securities, for the Cash Flow Participation Note (the "Note"). Beginning with the calendar year ending December 31, 2001, the Company is required to make an annual payment equal to 45% of Consolidated Annual Free Cash Flow (earnings before interest expense, income tax expense, depreciation and amortization expense less the then-prevailing Adjustment Amount). The Adjustment Amount is $9,000,000 and can be lowered by an amount that equals the then - current balance of the suspended payment obligation for such calendar year divided by the payout percentage. Payments are subject to a Lifetime Cap of $5,000,000 and a Yearly Cap of $1,000,000.

                        BASIC ENERGY SERVICES, INC.

                       NOTES TO FINANCIAL STATEMENTS

  Any amount not paid when due shall bear interest at 14% per annum. After March 31, 2001, the Company has the option to purchase the Note at the Call Exercise Price then in effect as follows:

     Period                                         Amount

  April 1, 2001 to March 31, 2002                 $2,500,000
  April 1, 2002 to March 31, 2003                 $2,500,000
  April 1, 2003 to March 31, 2004                 $3,000,000
  April 1, 2004 to March 31, 2005                 $3,500,000
  April 1, 2005 to September 30, 2005             $4,000,000
  Thereafter                                      $5,000,000

  As a result of the conditions above, it was determined that the fair market value of the Note is $2,500,000 as of December 31, 2000. As this note is non-interest bearing, the current value was further reduced by $540,000 of imputed interest until maturity, using an effective interest rate of 12.75%.


  As of December 31, 2000, the aggregate maturities of debt, including capital leases, for each of the five years subsequent to December 31, 2000, are as follows (in thousands):

  Year Ending
  December 31,
  2001                                               $4,226
  2002                                                4,357
  2003                                                3,987
  2004                                                7,046
  2005
                                                     -
                                                     $19,616

6.                                                    Income Taxes

  Income tax provision (benefit) and amounts separately allocated were as follows (in thousands):

                                                 December 31,
                                             2000    1999    1998
  Loss before income taxes and             $(2,037  $2,328 $(5,770)
  extraordinary item                       )
  Extraordinary gain from early             4,434      -        -
  extinguishments of debt
                                           $  2,39  $2,328 $ (5,77
                                           7               0)

  The provision (benefit) for income taxes attributable to loss before income taxes and extraordinary item consists of the following as of December 31 (in thousands):

                                               2000    1999    1998
  Current                                    $   -    $   -   $   -
  Deferred                                   (1,983)  5,392   (2,924)
  Benefit of net operating loss               (54)    (2,555  (3,355)
  carryforward                                        )
  Change in valuation allowance                  -    (509)     509
                                             $(2,03   $2,328  $(5,77
                                             7)               0)

                        BASIC ENERGY SERVICES, INC.

                       NOTES TO FINANCIAL STATEMENTS

  A reconciliation between the amount determined by applying the federal statutory rate to loss before income taxes and extraordinary item with the provision (benefit) for income taxes is as follows as of December 31 (in thousands):

                                             2000                1998
                                                       1999
  Statutory federal income tax               $         $ (3,619) $ (11,582)
                                             (1,995)
  Amortization of non-deductible goodwill    95        227       5,195
  and property
  Meals and entertainment                    61        75        95
  Change in valuation allowance              -         (509)     509
  Reduction in net operating loss            -         6,101     -
  carryforwards
  Adjustment for changes in estimates        (363)     -         -
  State tax                                  146       -         -
  Other                                            19       53          13
                                             $ (2,037  $ 2,328   $  (5,770)
                                             )

  As a result of issuing preferred stock and convertible preferred stock to its primary lender on March 31, 1999, the Company's net operating loss carryforwards accumulated prior to that date were effectively reduced to zero under Section 382 of the Internal Revenue Code. Deferred tax assets related to operating loss carryforwards existing at December 31, 1999 arose from losses occurring subsequent to March 31, 1999. The valuation allowance at December 31, 1998 was reduced because the net operating loss carryforwards to which it related were lost as described above.

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows as of December 31 (in thousands):

                                              2000
                                                       1999     1998
  Deferred tax assets:
    Operating loss carryforwards              $  54    $2,555   $
                                                                5,082
    Alternative minimum tax credit              109                 -
  carryforwards                                        -
    Receivables                                 185               148
                                                       -
    Other intangibles                           376                 -
                                                       -
    Other                                         -                 1
                                                       202
    Valuation allowance                           -
                                                       -        (509)
    Total deferred tax assets                   724
                                                       2,757    4,722
  Deferred tax liabilities:
    Property and equipment                    (5,652)           (4,505
                                                       (4,794)  )
    Real estate investments                       -              (23)
                                                       -
    Goodwill                                  (137)             (157)
                                                       (145)
    Receivables                                   -                 -
                                                       (104)
    Other                                     (171)
                                                       (42)     (37)
    Total deferred tax liabilities            (5,960)
                                                       (5,085)  (4,722
                                                                )
            Net deferred tax liability        $(5,23   $        $
                                              6)       (2,328)  -

  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The valuation allowance relates primarily to the uncertainty of the realizability of the Company's carryforwards. The amount of the valuation allowance could be reduced if estimates of future taxable income during the carryforward period are increased.

  As of December 31, 2000, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $160,000, which are available to offset future regular taxable income, if any. The net operating loss carryforwards expire in various periods through 2019. As described above, this amount relates only to tax losses since
March  31,  1999.   The Company has alternative minimum  tax  carryforwards
totaling $109,000 to offset regular income tax, which have no scheduled expiration date.

                        BASIC ENERGY SERVICES, INC.

                       NOTES TO FINANCIAL STATEMENTS

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

  The future minimum lease payments under non-cancelable operating leases total $575,289 for the year ending December 31, 2001. Rent expense approximated $865,000, $942,000 and $979,000 for 2000, 1999 and 1998,
respectively. The Company rents various equipment for short-term periods in order to assist day-to-day operations.

8. Stock Compensation

  The Company granted an officer 9,106 common shares with nominal value in March of 1999 and an additional 9,106 shares with a nominal value in March of 2000. The value of these shares was determined to be nominal because the Company's financial condition and prospects at the time of issuance. The Company was experiencing significant negative cash flow, all of its debt was scheduled for repayment on March 31, 1999 and the Company had no source of funds for the repayment, and there was no expectation that the Company would have the ability to meet interest requirements.

                        BASIC ENERGY SERVICES, INC.

                       NOTES TO FINANCIAL STATEMENTS

9. EBITA Contingent Warrants

  On December 21, 2000, the Company issued EBITDA Contingent Warrants to purchase up to an aggregate of 146,341 or 229,941, or 16,260 or 57,485, shares, at $0.01 per share, of the Company's common stock as a dividend to stockholders of record on December 18, 2000 or as part of an authorized issuance to certain members of management of the Company, respectively. If the Company achieves average adjusted EBITDA for the fiscal years ended December 31, 2001 and 2002 of at least $14 million but less than $15 million, the stockholders and certain members of management shall be entitled to purchase a total of 146,341 and 16,260 shares, respectively; if the Company achieves average adjusted EBITDA of $15 million or more, the stockholders and certain members of management shall be entitled to purchase a total of 229,941 and 57,485 shares, respectively. The warrants shall become exercisable no later than March 31, 2003 based on actual EBITDA results for 2001 and 2002 and will expire on May 1, 2003.

  When the Company determines that it is probable that the EBITDA levels mentioned above can be achieved, the Company will recognize the compensation expense related to the warrants issued to certain members of management and will record the value of the warrants issued to stockholders as a preferred stock dividend.

10. Related Party Transactions

  The Company provided services and products for workover, maintenance and plugging of existing oil and gas wells to a related party for approximately $685,000, $1,010,000 and $906,000 in 2000, 1999 and 1998, respectively. The
Company had receivables from this related party, of $14,000 and $73,000 as of December 31, 2000 and 1999, respectively.

  The Company paid a related party management fees for accounting, bookkeeping, tax preparation, banking and computer services in 2000 and 1999. All services, except for computer and tax preparation services, were terminated by the Company as of December 31, 1999. Tax services were terminated in the first quarter of 2001.

  The Company leased three well service rigs from a related party under an operating lease entered into in October 1999. The lease required monthly payments of approximately $11,000 through October 2004. Rent expense related to this lease approximated $132,000 in 2000 and $24,000 in 1999. These rigs were purchased by the Company in January 2001.

  The Company leased two well service rigs from a related party under two separate operating leases entered into in February and September 2000. The leases required monthly payments of $21,190 and $11,085 through February 2001 and August 2003, respectively. Rent expense related to these leases approximated $245,000 in 2000. These rigs were purchased by the Company in December 2000. The Company also incurred $325,000 in consulting fees to this related party during 2000 related to the Company's debt refinancing.

  A director of the Company is a partner in a law firm that provides legal services to the Company. During 2000, 1999 and 1998, the Company paid approximately $161,000, $64,000 and $112,000, respectively, in fees for legal services performed to this law firm. This director resigned as director of the Company on July 1, 2000.

                        BASIC ENERGY SERVICES, INC.

                       NOTES TO FINANCIAL STATEMENTS

11. Profit Sharing Plan

  The Company has a contributory retirement plan that covers substantially all employees. Employees may contribute up to 15% of their base salary with the maximum amount determined by law. Employee contributions are fully vested at all times and discretionary employer contributions are fully vested upon the first to occur of retirement and five years of service. Employer contributions to the 401(k) plan approximated $67,000 for 2000, $56,000 for 1999 and $18,000 for 1998.

12. Major Customers

  No customers accounted for over 10% sales in 2000, 1999 and 1998. The Company performs ongoing evaluations of its customers' financial condition and generally requires no collateral to secure outstanding receivables.

13. Subsequent Events

  On January 2, 2001, the Company purchased three rigs that it previously leased from a related party for $540,000 plus the applicable sales tax. This was funded by the revolving line of credit.

  On January 9, 2001, the Company's investor purchased an additional 576,709 shares of the Company's common stock for approximately $9,800,000 or $16.993 per share. After the purchase of this stock, this investor owns 81.6% of the outstanding stock of the Company. The proceeds of this stock sale plus cash on hand were used to acquire the assets of D&W Services, Inc.

  On January 11, 2001, the Company purchased all of the operating assets and the accounts receivable of D&W Services, Inc. (D&W). The total purchase price was approximately $12,148,000 plus the assumption of the plugging cost of a disposal well. D&W operated approximately 24 vacuum tractor and trailers, 72 frac tanks, five disposal wells, and three acid/pressure trucks in the east Texas/north Louisiana market area, along with various other equipment to support these operations.

  On February 22, 2001, the Company purchased the operating assets, consisting of six well servicing rigs and support equipment, from Real Well Service, Inc. for approximately $2.2 million. The acquisition was funded by the revolving line of credit.