Form 10-Q
period 2001-03-31
SOUTHWEST PARTNERS III L P
filed 2001-05-15
CIK 1038815

Page 12 of 12
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001


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

                     PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000, which are found in the Registrant's Form 10-K Report filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets



                                        March 31,      December 31,
                                           2001            2000
                                           ----            ----
                                       (Unaudited)

 Assets

Current asset:
 Cash and cash equivalents     $  406,537        404,112
                                                           =======        ======

  Liabilities and Partners' Equity

Current liabilities:
 Payable to General Partner and
  $     341,399             340,107
           ----------               ----------
 Total current liabilities               341,399
340,107
                   ----------               ----------
Partners' equity:
 General Partner                         (907,055)      (907,225)
 Limited partners                          972,193        971,230
                                       ----------               ----------
     Total partners' equity             65,138
64,005
                                   ----------               ----------
                     $  406,537               404,112
                         ==========               ==========

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Operations
                                (Unaudited)

                                             Three Months Ended
                                                  March 31,
                                            2001           2000
  Revenues                                  ----           ----

Interest income                         $    2,425          2,805
                                                                  ---------
---------
                                                                      2,425
2,805
                                                                  ---------
---------
  Expenses

General and administrative                   1,292         31,326
                                                                  ---------
---------
                                                                      1,292
31,326
                                                                  ---------
---------
Net income (loss)                       $    1,133       (28,521)
                                                                  =========
=========
Net income (loss) allocated to:

 General Partner                        $      170        (4,278)
                                                                  =========
=========
 Limited partners                       $      963       (24,243)
                                                                  =========
=========
  Per limited partner unit              $        6          (142)
                                                                  =========
=========

                        Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Cash Flows
                                (Unaudited)

                                             Three Months Ended
                                                                      March
31,
Cash flows from operating activities:       2001           2000
                                                           ----       ----

 Interest received                      $    2,425          2,805
                                                                  ---------
--------
  Net cash provided by operating activities            2,425          2,805
                                                                  ---------
--------
Net increase in cash and cash equivalents              2,425          2,805

 Beginning of period                       404,112        392,709
                                                                  ---------
---------
 End of period                          $  406,537        395,514
                                                                  =========
=========


Reconciliation of net loss to net cash
 provided by operating activities:

Net income (loss)                       $    1,133       (28,521)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Increase in accounts payable               1,292         31,326
                                                                  ---------
---------
Net cash provided by operating activities        $     2,425          2,805
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

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2001, and for the three months ended March 31, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

3.   Investments
     Common stock ownership in Basic Energy Services, Inc. was as follows:

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

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements

  3.   Investments (continued)
     Following is a summary of the financial position and results of operations of Basic Energy Services, Inc. as of March 31, 2001 and
     December 31, 2000 and for the three months ended March 31, 2001 and the year ended December 31, 2000 (in thousands):

                                                 2001       2000
                                                 ----       ----
     Current assets                        $    14,714   $ 13,283
     Property and equipment, net                43,765     32,780
     Other assets, net                          10,607      6,955
                                                ------     ------
     Total assets                          $    69,086   $ 53,018
                                                ======     ======
     Current liabilities                   $    15,497   $ 11,322
     Long-term debt                             15,429     15,390
     Deferred income taxes                       4,912      5,052
                                                ------     ------
                                           $    35,838   $ 31,764
                                                ======     ======
     Stockholders' equity                  $    33,248   $ 21,254
                                                ======     ======
     Sales                                 $    20,000   $ 56,466
                                                ======     ======
     Net income                            $     1,218   $ 13,849
                                                ======     ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Southwest Partners III

General

Southwest Partners III, L.P., a Delaware limited partnership (the "Partnership"), was formed on March 11, 1997 to invest in Basic Energy Services, Inc. ("Basic"), an oilfield service company which provides services and products to oil and gas operators for the workover, maintenance and plugging of existing oil and gas wells in the southwestern United States. As of March 31, 2001, the Partnership owned a 10.57%
interest in Basic, which is accounted for using the cost method of accounting.

Results of Operations
For the quarter ended March 31, 2001

Revenues
Revenues consisted of interest income of $2,425 for the quarter ended March 31, 2001 as compared to $2,805 for the quarter ended March 31, 2000.

Expenses
Direct expenses totaled $1,292 and $31,326 for the quarters ended March 31, 2001 and 2000, respectively, and consisted of general and administrative expenses. General and administrative expenses represent management fees paid to the Managing General Partner for costs incurred to operate the partnership.

Liquidity and Capital Resources

The proceeds from the sale of partnership units in March 1997 funded the Partnership's investment in Basic. The Partnership did not sell any additional partnership units or invest additional amounts in Basic subsequent to December 31, 1997.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of interest income from a financial institution of $2,425.

Net Cash Used in Investing Activities. There were no amounts provided by or used in investing activities for the quarter ended March 31, 2001.

Net Cash Used in Financing Activities. There were no amounts provided by or used in financing activities for the quarter ended March 31, 2001.

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

Results of Operations
For the quarter ended March 31, 2001

Revenues
Basic's revenues increased to $20 million, or 55%, for the quarter ended March 31, 2001 as compared to $12.9 million for the same period in 2000. The increase was primarily attributable to the rise in oil and gas prices, which increased Basic's activity and equipment utilization.

Expenses
Operating expenses increased $3.7 million, or 32%, for the quarter ended March 31, 2001 as compared to the same period for 2000. The increase in operating expenses is directly associated to the increase in revenues. The components of operating expenses consisted of increases in cost of revenues of $2.3 million and general and administrative increases of $1.4 million. Interest expense for the quarter ended March 31, 2001 decreased to $680,000 from $1.6 million for the same period in 2000. The decrease was directly associated with Basic's December 21, 2000 refinancing and restructuring of debt.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from well services provided. Liquidity and capital resource information below is provided in thousands.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of net operating income net of expenses of $1.3 million.

Net Cash Used in Investing Activities. Cash flows used in investing activities totaled $16.5 million for the period, and consisted primarily of $12.9 million company acquisitions and $3.4 million purchase of property and equipment.

Net  Cash  Provided  by  Financing  Activities.   Cash  flows  provided  by
financing activities totaled $12.5 million for the period. The source of these funds included borrowing $3.3 million from the Revolver, and issuance of common stock of $9.8 million.

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

               None

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


                              SOUTHWEST PARTNERS III, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ------------------------------
                                   Bill E. Coggin, Vice-President
                                   and Chief Financial Officer
                                   of Southwest Royalties, Inc.
                                   the Managing General Partner




Date:  May 15, 2001