Form 10-Q
period 2001-06-30
SOUTHWEST PARTNERS III L P
filed 2001-08-14
CIK 1038815

Page 13 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                     PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Registrant (herein also referred to as the "Partnership" has prepared the unaudited condensed financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets



                                         June 30,      December 31,
                                           2001            2000
                                           ----            ----
                                       (Unaudited)
  Assets
  ------
Current asset:
 Cash and cash equivalents              $   27,944        404,112
          ----------               ----------
    Total current assets               27,944    404,112
       ----------               ----------
Investment in subsidiary                   380,000              -
         ----------               ----------
    Total assets   $  407,944               404,112
   ==========               ==========

  Liabilities and Partners' Equity
  --------------------------------
Current liabilities:
 Payable to General Partner
  $     343,523             340,107
        ----------               ----------
      Total current liabilities               343,523
340,107
           ----------               ----------
Partners' equity:
 General Partner                         (907,163)      (907,225)
 Limited partners                          971,584        971,230
     ----------               ----------
   Total partners' equity             64,421
64,005
     ----------               ----------
    $  407,944               404,112
        ==========               ==========

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Operations
                                (Unaudited)

                                Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                                  2001       2000       2001        2000
  Revenues                        ----       ----       ----        ----
  --------
Interest income               $    1,419      2,825      3,844      5,629
                                           ---------  ---------   ---------
---------
                                               1,419      2,825       3,844
5,629
                                           ---------  ---------   ---------
---------
  Expenses
  --------
General and administrative         2,136     31,046      3,428     62,371
                                           ---------  ---------   ---------
---------
                                               2,136     31,046       3,428
62,371
                                           ---------  ---------   ---------
---------
Net income (loss)             $    (717)   (28,221)        416   (56,742)
                                           =========  =========   =========
=========
Net income (loss) allocated to:

 General Partner              $    (108)    (4,233)         62    (8,511)
                                           =========  =========   =========
=========
 Limited partners             $    (609)   (23,988)        354   (48,231)
                                           =========  =========   =========
=========
  Per limited partner unit    $      (4)      (140)          2      (282)
                                           =========  =========   =========
=========

                        Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Cash Flows
                                (Unaudited)

                                              Six Months Ended
                                                                       June
30,
                                                                 2001 2000
                                                           ----       ----
Cash flows from operating activities:
  Paid to suppliers                     $     (12)              -
  Interest received                          3,844          5,629
                                                                  ---------
---------
  Net cash provided by operating activities            3,832          5,629
                                                                  ---------
---------
Cash flows from investing activities:
  Purchase of Basic investment           (380,000)              -
                                                                  ---------
---------
  Cash used in investing activities      (380,000)              -
                                                                  ---------
---------

Net (decrease) increase in cash
 and cash equivalents                    (376,168)          5,629

 Beginning of period                       404,112        392,709
                                                                  ---------
---------
 End of period                          $   27,944        398,338
                                                                  =========
=========

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                       $      416       (56,742)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Increase in accounts payable               3,416         62,371
                                                                  ---------
---------
Net cash provided by operating activities        $     3,832          5,629
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

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2001, and for the three and six months ended June 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

3.   Investments
     Common stock ownership in Basic Energy Services, Inc. was as follows:

     December 31, 1997 to March 31, 1999                    45.89%
     March 31, to December 21, 2000                         44.94%
     December 21, 2000 to December 31, 2000                 10.57%
     January 1, 2001 to May 20, 2001               8.11%
     May 21, 2001 to June 30, 2001                           6.32%

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

     Basic in March 2000 filed a restated certificate of incorporation increasing its authorized common shares to 25,000,000 and completed a 400-for-1 stock split. All shares had been restated as if the stock split had occurred at the beginning of 1998. The 400-for-1 stock split was reversed during 2000. Basic on December 21, 2000 completed a 100-for-1 dividend. The Partnership at December 31, 2000 owned 10.57% or 200,500 shares of Basic's outstanding common stock.

     Basic's new equity investor mentioned in the above paragraphs purchased an additional 576,709 shares, during the first part of the year, thereby increasing their ownership from 76% to 81.6%. As a result of the purchase, the Partnership's ownership decreased from 10.57% to 8.11%.

     On May 21, 2001, Basic issued a Notice to Stockholders of Preemptive Rights. The Partnership purchased an additional 19,000 shares of common stock at $380,000. The Partnership at May 21, 2001, and as of June 30, 2001 owns a total of 6.32%, or 219,500 shares of Basic's outstanding common stock.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


3.   Investments - continued

     Following is a summary of the financial position and results of operations of Basic Energy Services, Inc. (formerly Sierra Well Service, Inc.) as of June 30, 2001 and December 31, 2000 and for the six months ended June 30, 2001 and the year ended December 31, 2000 (in thousands):

                                                 2001       2000
                                                 ----       ----
     Current assets                        $    21,427     13,283
     Property and equipment, net                45,496     32,780
     Other assets, net                          25,654      6,955
                                                ------     ------
     Total assets                          $    92,577     53,018
                                                ======     ======
     Current liabilities                   $    17,520     11,322
     Long-term debt                             14,285     15,390
     Deferred income taxes                       5,105      5,052
                                                ------     ------
                                           $    36,910     31,764
                                                ======     ======
     Stockholders' equity                  $    55,667     21,254
                                                ======     ======
     Sales                                 $    43,547     56,466
                                                ======     ======
     Net income                            $     3,637     13,849
                                                ======     ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Southwest Partners III

General
Southwest Partners III, L.P., a Delaware limited partnership (the "Partnership"), was formed on March 11, 1997 to invest in Basic Energy Services, Inc. ("Basic Energy"), an oilfield service company which provides services and products to oil and gas operators for the workover, maintenance and plugging of existing oil and gas wells in the southwestern United States. As of June 30, 2001, the Partnership owned a 6.32% interest in Basic Energy, which is accounted for using the cost method of accounting.

Results of Operations
For the quarter ended June 30, 2001

Revenues
Revenues consisted of interest income. Interest income generated $1,419 for the quarter ended June 30, 2001 as compared to $2,825 for the quarter ended June 30, 2000. The decrease in interest income is due to the additional investment in Basic, which decreased the amount of cash held in the interest bearing account.

Expenses
Direct expenses totaled $2,136 and $31,046 for the quarters ended June 30, 2001 and 2000, respectively, and consisted of general and administrative expenses. General and administrative expenses represent management fees paid to the Managing General Partner for costs incurred to operate the partnership. Effective August 1, 2000, the Managing General Partner ceased to charge the Partnership for management fees.

Results of Operations
For the six months ended June 30, 2001

Revenues
Revenues consisted of interest income. Interest income generated $3,844 for the six months ended June 30, 2001 as compared to $5,629 for the six months ended June 30, 2000. The decrease in interest income is due to the additional investment in Basic, which decreased the amount of cash held in the interest bearing account.

Expenses
Direct expenses totaled $3,428 and $62,371 for the six months ended June 30, 2001 and 2000, respectively, and consisted of general and administrative expenses. General and administrative expenses represent management fees paid to the Managing General Partner for costs incurred to operate the partnership. Effective August 1, 2000, the Managing General Partner ceased to charge the Partnership for management fees.

Liquidity and Capital Resources
The proceeds from the sale of partnership units in March 1997 funded the Partnership's investment in Basic Energy. The Partnership did not sell any additional partnership units subsequent to December 31, 1997.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of interest income from a financial institution of $3,844.

Net Cash Used in Investing Activities. Cash flows used in investing activities for the period consisted of an additional investment in Basic of $380,000.

Net Cash Used in Financing Activities. There were no amounts provided by or used in financing activities for the period ended June 30, 2001.

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

Results of Operations
For the quarter ended June 30, 2001

Revenues
Basic Energy's revenues increased to $23.5 million, or 69%, for the quarter ended June 30, 2001 as compared to $13.9 million for the same period in 2000. The increase was primarily attributable to the increase in oil and gas prices, which raised rig utilization, and in turn raised activity levels and acquisitions.

Expenses
The increase in revenues experienced in the oil and gas industry has also caused operating expenses to increase $5.6 million, or 50%, for the quarter ended June 30, 2001 as compared to the same period for 2000. The components of operating expenses consisted of increases in cost of revenues of $4.2 million and general and administrative increases of $1.4 million. Interest expense decreased $950,000, for the quarter ended June 30, 2001 as compared to the same period for 2000. The decrease was directly associated with Basic's December 21, 2001 refinancing and restructuring of debt.

Results of Operations
For the six months ended June 30, 2001

Revenues
Basic Energy's revenues increased to $43.5 million, or 63%, for the six months ended June 30, 2001 as compared to $26.8 million for the same period in 2000. The increase was primarily attributable to the increase in oil and gas prices, which raised rig utilization, and in turn raised activity levels and acquisitions.

Expenses
The increase in revenues experienced in the oil and gas industry has also caused operating expenses to increase $9.3 million, or 41%, for the six months ended June 30, 2001 as compared to the same period for 2000. The components of operating expenses consisted of increases in cost of revenues of $6.5 million and general and administrative increases of $2.8 million. Interest expense for the six months ended June 30, 2001 decreased to $1.4 million from $3.2 million for the same period 2000. The decrease was directly associated with Basic's December 21, 2001 refinancing and restructuring of debt.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from well services provided. Liquidity and capital resource information below is provided in thousands.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of net operating income net of expenses of $2.0 million.

Net Cash Used in Investing Activities. Cash flows used in investing activities totaled $33.9 million for the period, and consisted primarily of the payments for company acquisitions in the amount of $28.2 million and purchase of property and equipment in the amount of $6.0 million.

Net  Cash  Provided  by  Financing  Activities.   Cash  flows  provided  by
financing activities totaled $32.5 million for the period. The primary source was the proceeds from the issuance of common stock in the amount of $29.8 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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


               (a)  Reports on Form 8-K:

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

Date: August 14, 2001