Form 10-K
period 2001-12-31
SOUTHWEST PARTNERS III L P
filed 2002-04-16
CIK 1038815

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001

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

The  total  number of pages contained in this report is 45.   There  is  no
exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          4

 3.  Legal Proceedings                                                   5

 4.  Submission of Matters to a Vote of Security Holders                 5

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 6

 6.  Selected Financial Data                                             7

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                       8

 8.  Financial Statements and Supplementary Data                        13

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             24

                                 Part III

10.  Directors and Executive Officers of the Registrant                 25

11.  Executive Compensation                                             26

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         26

13.  Certain Relationships and Related Transactions                     26

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        27

     Signatures                                                         28

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

      On May 21, 2001, Basic issued a Notice to Stockholders of Preemptive Rights. The Partnership purchased an additional 19,000 shares of common stock at $380,000. The Partnership as of December 31, 2001 owns a total of 6.32%, or 219,500 shares of Basic's outstanding common stock.

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The General Partner of the Partnership, Southwest Royalties, Inc. (the "General Partner") and its staff of 89 individuals, together with certain independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership. The Partnership has no employees.

The Partnership
The   sole  business  of  the  Partnership  is  holding  Basic  stock.  The
Partnership has no employees and has no operations, except through Basic.

Basic Energy Services, Inc.
Basic provides a broad range of services used for the drilling, completion and operation of oil and gas wells, including well servicing, liquids handling and fresh and brine water supply and disposal services. Basic provides services in its areas of operation in Texas, New Mexico, Oklahoma and Louisiana. These services are used by oil and gas companies to complete newly drilled oil and gas wells, maintain and optimize the performance of existing wells, recomplete wells to additional producing zones and plug and abandon wells at the end of their useful lives. Basic's well servicing and fluid service equipment fleets includes well servicing rigs and fluid service trucks.

Formed in 1992 by the General Partner, Basic has grown primarily through selective acquisitions. It has completed 21 purchases of well services companies as well as purchases of additional equipment. Basic's revenues have grown from $932,000 in 1992 to approximately $99.7 million in 2001. Basic's strategy emphasizes diversification and expansion through internal growth and the acquisition of well servicing companies to provide an integrated group of oil field services.

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

Partnership Employees
The Partnership has no employees; however the General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2001 there were 89 individuals directly employed by the General Partner in various capacities.

Item 2.   Properties

The  Partnership  does  not  currently own  or  lease  any  property.   The
Partnership operates from the offices of its General Partner in Midland, Texas.

Basic's corporate office is located in Midland, Texas, which complements the core of its operations in the Permian Basin of West Texas and eastern New Mexico ("the Permian Basin"). Within the Permian Basin, Basic owns and leases field offices. Additionally, Basic has field offices in South Texas, East Texas and Oklahoma.

Basic's well servicing equipment fleet includes well servicing rigs, fluid service trucks, Enviro-Vat systems and frac and test tanks. Additionally, the Company operates injection wells and fresh or brine water stations.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2001 through the solicitation of proxies or otherwise.

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

The General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The investor must give written notice of intentions to dispose of their units to the General Partner along with the nature and terms of the proposed disposition. The notice shall be deemed to constitute an offer to sell the units to the General Partner. The General Partner has 15 days from the date of the offer to indicate in writing to the investor its decision as to whether it will purchase all or any of the offered units. As of December 31, 2001 the General Partner purchased 0.15 limited partner units for $13,950.

Number of Limited Partner Interest Holders
As of December 31, 2001, there were 524 holders of limited partner units in the Partnership.

Distributions
Pursuant to Section 4.1 of the Partnership's Certificate and Agreement of Limited Partnership, "Net Cash From Operations and Net Cash From Sales or Refinancings" shall be distributed, at such times as the General Partner may determine in its sole discretion. "Net Cash From Operations" is defined as "the gross cash proceeds from Partnership operations less the portion thereof used to pay or establish reasonable reserves for all Partnership expenses, fees, commissions, debt payments, new investments, capital improvements, replacements, repairs and contingencies, and such other purposes deemed appropriate, all as determined by the General Partner." "Net Cash From Sales or Refinancings" is defined as "the net cash proceeds from all sales and other dispositions (other than in the ordinary course of business) and all refinancings of Partnership Property, less any portion thereof used to establish reserves, all as determined by the General Partner. During 2001, no distributions were made.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2001, 2000, 1999, 1998 and March 11, 1997 (date of inception) through December 31, 1997 should be read in conjunction with the financial statements included in Item 8:

                                                               March 11, 1997
                                                                  through
                                  Years ended December 31,      December 31
                           ------------------------------------------------
-

                             2001     2000      1999       1998     1997
                             ----     ----      ----       ----     ----

Revenues              $     4,021   11,403     11,164     11,514  147,356

Equity loss in unconsolidated
 subsidiary                     -        -(2,005,000)(5,046,321)(542,414)

Impairment of equity investment
 of unconsolidated subsidiary   -        -          -(9,460,765)        -

Net loss                  (1,643) (63,169)(2,120,433)(14,702,959)(420,813)

Partners' share of net loss:

 General partner            (246)  (9,475)  (318,065)(2,195,181) (68,107)

 Limited partners         (1,397) (53,694)(1,802,368)(12,507,778)(352,706)

Limited partners' net
 loss per unit                (8)    (314)   (10,545)   (73,177)  (2,054)

Total assets          $   408,120  404,112    392,709  2,386,54517,081,587

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

The Partnership intends to wind up its operations and distribute its assets or the proceeds therefrom on or before December 31, 2008, at which time the Partnership's existence will terminate, unless sooner terminated or extended in accordance with the terms of the Partnership agreement. As of December 31, 2001, the Partnership owned a 6.32% interest in Basic, which is accounted for using the cost method of accounting.

Results of Operations
For the year ended December 31, 2001

Revenues
Revenues consisted of interest income. The surplus cash remaining before and after the May 21, 2001 additional investment in Basic generated interest income of $4,021.

Expenses
Direct  expenses  totaled  $5,664 for the year,  relating  to  general  and
administrative.   General and administrative expenses  primarily  represent
independent accounting fees incurred to audit the Partnership.

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

Revenue and Distribution Comparison

Partnership loss for the years ended December 31, 2001, 2000 and 1999 were $1,643, $63,169 and $2,120,433, respectively. Since inception of the Partnership, no cash distributions have been made to the partners.

Liquidity and Capital Resources

Cash flows provided by operating activities were approximately $4,008 in 2001 compared to $11,403 in 2000 and approximately $11,164 in 1999. The source of the 2001 cash flow from operating activities was interest income.

Cash flows used in investing activities were approximately $380,000 in 2001. There were no cash flows used in investing activities during 2000 and 1999. The use of the 2001 cash flow from investing was the additional investment in May 2001 of Basic stock.

There were no cash flows used in financing activities during 2001, 2000 and 1999.

The Partnership as of December 31, 2001 has negative working capital of $317,638 and a payable to the General Partner of $341,643. The Partnership does not generate operating income and has no current means of settling the liability to the General Partner, but believes the fair value of its assets are sufficient to meet their current obligations if necessary. The General Partner, should it become necessary, has agreed to either extend the payment terms until the Partnership can comfortably pay the balance or make other mutually acceptable arrangements to settle the payable by transfer, sale or assignment of Partnership assets.

Liquidity - Investment in Subsidiary

Southwest Partners III consist entirely of an investment in Basic's common stock. The investment had been accounted for using the equity method. Based on the December 21, 2000 transaction discussed below, the Partnership accounted for the investment using the cost method. Southwest Partners III no longer holds a 20% or more interest in Basic and exerts no significant influence over Basic's operations.

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

Basic's new equity investor mentioned in the above paragraphs purchased an additional 576,709 shares, during the first part of the year, thereby increasing their ownership from 76% to 81.6%. As a result of the purchase, the Partnership's ownership decreased at that time from 10.57% to 8.11%.

On May 21, 2001, Basic issued a Notice to Stockholders of Preemptive Rights. The Partnership purchased an additional 19,000 shares of common stock at $380,000. The Partnership at December 31, 2001 owns a total of 6.32%, or 219,500 shares of Basic's outstanding common stock.

Liquidity - General Partner

The General Partner has a highly leveraged capital structure with $50.0 million and $123.7 million of principal due in August of 2003 and October of 2004, respectively. The General Partner will incur approximately $17.6 million in interest payments in 2002 on its debt obligations. Due to the depressed commodity prices experienced during the last quarter of 2001, the General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the General Partner. Under current circumstances, the General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values. Upon the occurrence of any event of dissolution by the General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor General Partner.

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Assessment by the General Partner revealed this pronouncement to have no impact on the partnership.

The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Assessment by the General Partner revealed this pronouncement to have no impact on the partnership.

On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The General Partner is currently assessing the impact to the partnerships financial statements.

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

Results of Operations
For the year ended December 31, 2001

Revenues
Basic's revenues increased to $99.7 million, or 77%, for the year ended December 31, 2001 as compared to $56.5 million for the same period in 2000. The increase was primarily attributable to acquisitions made by Basic during 2001.

Expenses
Operating expenses increased $26.3 million, or 56%, for the year ended December 31, 2001 as compared to the same period for 2000. The components of operating expenses consisted of increases in cost of revenues of $22.2 million and general and administrative increases of $4.1 million. The increase in operating and general and administrative expenses is a result of the acquisitions made by Basic during 2001. Interest expense for the year ended December 31, 2001 decreased to $3.4 million from $6.9 million for the same period in 2000. The decrease for the year 2001 is due to the early extinguishment of debt.

In addition the Company recorded stock based compensation in 2001 of $1.4 million in relation to their EBITDA contingent warrants.

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

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of net operating income net of expenses of $14.1 million.

Net Cash Used in Investing Activities. Cash flows used in investing activities totaled $60.2 million for the period, and consisted primarily of payments for businesses and the purchase of property and equipment.

Net Cash Provided by Financing Activities. Cash flows provided by financing activities totaled $50.7 million for the period and consisted primarily of borrowing under long-term debt and issuance of common stock largely offset by payments of long-term debt.

Liquidity - Investment by Investors

Southwest Partners III consist entirely of an investment in Basic's common stock. The investment had been accounted for using the equity method. Based on the December 21, 2000 transaction discussed below, the Partnership accounted for the investment using the cost method. Southwest Partners III no longer holds a 20% or more interest in Basic and exerts no significant influence over Basic's operations.

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

Basic's new equity investor mentioned in the above paragraphs purchased an additional 576,709 shares, during the first part of the year, thereby increasing their ownership from 76% to 81.6%. As a result of the purchase, the Partnership's ownership decreased at that time from 10.57% to 8.11%.

On May 21, 2001, Basic issued a Notice to Stockholders of Preemptive Rights. The Partnership purchased an additional 19,000 shares of common stock at $380,000. The Partnership at December 31, 2001 owns a total of 6.32%, or 219,500 shares of Basic's outstanding common stock.

Critical Accounting Policies

The Partnership used the cost method of accounting for its investment in Basic since December 21, 2000. Prior to December 21, 2000 the Partnership used the equity method of accounting for the investment. Under the cost method of accounting the Partnership recognizes as income dividends received that are distributed from net accumulated earnings of an investee subsequent to the date of acquisition of the investment. The Partnership would recognize a loss when there is a loss in value in the investment, which is other than a temporary decline. In its assessment of value the Partnership considers future cash flows either in the form of dividends or other distributions from the investee or from selling it's investment to an unrelated party.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Report                                             14

Balance Sheets                                                          15

Statements of Operations                                                16

Statements of Changes in Partners' Equity                               17

Statements of Cash Flows                                                18

Notes to Financial Statements                                           19

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Partners III, L.P.
(A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Partners III, L.P. (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Partners III, L.P. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.






                                                  KPMG LLP



Midland, Texas
March 10, 2002

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2001 and 2000


                                              2001              2000
                                              ----              ----
  Assets

Current asset:
 Cash and cash equivalents              $     28,120           404,112
                                                                 ----------
----------
                                         Total current assets           28,
120                                          404,112
                                                                 ----------
----------
Investment                                   380,000                 -
                                                                 ----------
----------
                                          Total  assets      $      408,120
404,112
                                                                 ==========
==========

  Liabilities and Partners' Equity

Current liabilities:
 Payable to General Partner             $    345,758           340,107
                                                                 ----------
----------

Partners' equity:
 General Partner                           (907,471)         (907,225)
 Limited partners                            969,833           971,230
                                                                 ----------
----------
                                         Total partners' equity         62,
362                                           64,005
                                                                 ----------
----------
                                                            $       408,120
404,112
                                                                 ==========
==========






























                  The accompanying notes are an integral
                   part of these financial statements.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
                Years Ended December 31, 2001, 2000 and 1999

                                         2001         2000          1999
                                         ----         ----          ----

  Revenues

Interest income                  $       4,021        11,403       11,164
                                                   ----------    ----------
----------
                                                        4,021        11,403
11,164
                                                   ----------    ----------
----------
  Expenses

General and administrative               5,664        74,572      126,597
Equity   loss   in   unconsolidated  subsidiary            -              -
2,005,000
                                                   ----------    ----------
----------
                                                        5,664        74,572
2,131,597
                                                   ----------    ----------
----------
Net loss                         $     (1,643)      (63,169)   (2,120,433)
                                                   ==========    ==========
==========
Net loss allocated to:

 General Partner                 $       (246)       (9,475)    (318,065)
                                                   ==========    ==========
==========
 Limited partners                $     (1,397)      (53,694)  (1,802,368)
                                                   ==========    ==========
==========
  Per limited partner unit       $         (8)         (314)     (10,545)
                                                   ==========    ==========
==========

































                  The accompanying notes are an integral
                   part of these financial statements.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years Ended December 31, 2001, 2000 and 1999




                                  General     Limited
                                  Partner     Partners   Total
                                  --------    --------   -----

Balance - December 31, 1998     $(579,685)  2,827,292   2,247,607

 Net loss                        (318,065)(1,802,368) (2,120,433)
                                            ---------  --------------------
Balance - December 31, 1999      (897,750)  1,024,924     127,174

 Net loss                          (9,475)   (53,694)    (63,169)
                                            ---------  --------------------
Balance - December 31, 2000      (907,225)    971,230      64,005

 Net loss                            (246)    (1,397)     (1,643)
                                            ---------  --------------------
Balance - December 31, 2001     $(907,471)    969,833      62,362
                                            =========  ====================






































                  The accompanying notes are an integral
                   part of these financial statements.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years Ended December 31, 2001, 2000 and 1999



                                         2001         2000        1999
                                         ----         ----        ----

Cash flows from operating activities:

  Paid to suppliers                 $      (13)            -           -
  Interest received                       4,021       11,403      11,164
                                                                 ----------
----------                          -----------
  Net cash provided by operating
                                     activities          4,008       11,403
11,164
                                                                 ----------
----------                          -----------

Cash flows from investing activities:

  Purchase of Basic Investment        (380,000)            -           -
                                                                 ----------
----------                          -----------

Net (decrease) increase in cash and cash
 equivalents                          (375,992)       11,403      11,164

 Beginning of period                    404,112      392,709     381,545
                                                                 ----------
----------                          -----------
 End of period                      $    28,120      404,112     392,709
                                                                 ==========
==========                          ===========

Reconciliation of net loss to net cash
 provided by operating activities:

Net loss                            $   (1,643)     (63,169) (2,120,433)

Adjustments to reconcile net loss to net cash provided by operating activities:

  Undistributed loss of affiliate             -            -   2,005,000
  Increase in accounts payable            5,651       74,572     126,597
                                                                 ----------
-----------                         ----------
Net  cash  provided by operating activities     $        4,008       11,403
11,164
                                                                 ==========
===========                         ==========



















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

2.   Summary of Significant Accounting Policies

     Investment
     Investment in Basic Energy Services, Inc. in which the Partnership had a 6.32% and 10.57% interest at December 31, 2001 and 2000, is accounted for by the cost method. Southwest Partners III no longer holds a 20% or more interest in Basic and exerts no significant influence over Basic's operations. Under the cost method of accounting the Partnership recognizes as income dividends received that are distributed from net accumulated earnings of an investee subsequent to the date of acquisition of the investment. The Partnership would recognize a loss when there is a loss in value in the investment, which is other than a temporary decline. In its assessment of value the Partnership considers future cash flows either in the form of dividends or other distributions from the investee or from selling it's investment to an unrelated party. Prior to December 2000, the Partnership accounted for the investment on the equity method.

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

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its assets is $17,059,762 and $17,075,550 more, as of December 31, 2001 and 2000 as that shown on the accompanying Balance Sheet in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     There were 170.925 limited partner units outstanding as of December 31, 2001, held by 524 partners.

     Concentrations of Credit Risk
     All partnership revenues are received by the General Partner and subsequently remitted to the partnership and all expenses are paid by the General Partner and subsequently reimbursed by the partnership.

     Fair Value of Financial Instruments
     The carrying amount of cash approximates fair value due to the short maturity of these instruments.

     Net loss per limited partnership unit
     The net loss per limited partnership unit is calculated by using the number of outstanding limited partnership units.

     Recent Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Assessment by the General Partner revealed this pronouncement to have no impact on the partnership.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

     Recent Accounting Pronouncements - continued
     The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Assessment by the General Partner revealed this pronouncement to have no impact on the partnership.

     On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The General Partner is currently assessing the impact to the partnerships financial statements.

3.   Liquidity - Partnership
     The Partnership as of December 31, 2001 has negative working capital of $317,638 and a payable to the General Partner of $341,643. The Partnership does not generate operating income and has no current means of settling the liability to the General Partner, but believes the fair value of its assets are sufficient to meet their current obligations if necessary. The General Partner, should it become necessary, has agreed to either extend the payment terms until the Partnership can comfortably pay the balance or make other mutually acceptable arrangements to settle the payable by transfer, sale or assignment of Partnership assets.

4.   Liquidity - General Partner
     The General Partner has a highly leveraged capital structure with $50.0 million and $123.7 million of principal due in August of 2003 and October of 2004, respectively. The General Partner will incur approximately $17.6 million in interest payments in 2002 on its debt obligations. Due to the depressed commodity prices experienced during the last quarter of 2001, the General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the General Partner would consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that the General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the General Partner. Under current circumstances, the General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.
     Upon the occurrence of any event of dissolution by the General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor General Partner.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

5.   Investment
     Common stock ownership in Basic Energy Services, Inc. was as follows:

     December 31, 1997 to March 31, 1999                    45.89%
     March 31, to December 21, 2000                         44.94%
     December 21, 2000 to December 31, 2000                 10.57%
     January 1, 2001 to May 20, 2001             8.11%
     May 21, 2001 to December 31, 2001           6.32%

     Southwest Partners III consist entirely of an investment in Basic's common stock. The investment had been accounted for using the equity method. Based on the December 21, 2000 transaction discussed below, the Partnership accounted for the investment using the cost method. Southwest Partners III no longer holds a 20% or more interest in Basic and exerts no significant influence over Basic's operations.

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

     Basic's new equity investor mentioned in the above paragraphs purchased an additional 576,709 shares, during the first part of 2001, thereby increasing their ownership from 76% to 81.6%. As a result of the purchase, the Partnership's ownership decreased at that time from 10.57% to 8.11%.

     On May 21, 2001, Basic issued a Notice to Stockholders of Preemptive Rights. The Partnership purchased an additional 19,000 shares of common stock at $380,000. The Partnership at December 31, 2001 owns a total of 6.32%, or 219,500 shares of Basic's outstanding common stock.

     Following is a summary of the financial position and results of operations of Basic Energy Services, Inc. as of and for the years ended December 31, 2001, 2000 and 1999 (in thousands):
                                           2001       2000       1999

     Current assets                   $  28,872     13,283       8,971
     Property and equipment, net         78,019     32,780      31,186
      Other  assets,  net                               18,733        6,955
6,704
                                        -------     ------      ------
     Total assets                     $ 125,624     53,018      46,861
                                        =======     ======      ======
     Current liabilities              $  13,414     11,322       7,296
     Long-term debt                      45,258     15,390      50,371
     Deferred income taxes                8,186      5,052       2,224
                                        -------     ------      ------
                                      $  66,858     31,764      59,891
                                        =======     ======      ======
     Stockholders' equity             $  58,766     21,254    (13,030)
                                        =======     ======      ======
       Sales                                     $      99,709       56,466
37,331
                                        =======     ======      ======
      Net  income  (loss)                        $       6,311       13,849
(12,971)
                                        =======     ======      ======

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

     As of December 31, 2001, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil field service industry.

7.   Related Party Transactions
     Southwest Royalties, Inc., the General Partner, was paid a management fee of $70,000 and $120,000 during 2000 and 1999 for indirect general and administrative expenses. Effective July 2000, the General Partner ceased to charge the Partnership management fees.

     In addition, a director and officer of the General Partner is a partner in a law firm, with such firm providing legal services to the Partnership. There were approximately $1,000, none and $2,500 in legal services provided for the years ended December 31, 2001, 2000 and 1999.

     Accounts payable to the General Partner at December 31, 2001 and 2000 totaled $345,758 and $340,107 and primarily represents management fees billed in previous years.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.  Selected Quarterly Financial Results - (unaudited)

                                                 Quarter
                              ----------------------------------------------
                                 First       Second    Third       Fourth
                                 ------     -------    ------      ------
  2001:
     Total revenues           $    2,425      1,419       104          73
     Total expenses                1,292      2,136     1,000       1,236
     Net income (loss)             1,133      (717)     (896)     (1,163)
     Net income (loss) per
      limited partner unit             6        (4)       (4)         (6)

  2000:
     Total revenues           $    2,805      2,825     2,876       2,897
     Total expenses               31,326     31,046    10,904       1,296
     Net income (loss)          (28,521)   (28,221)   (8,028)       1,601
     Net income (loss) per
      limited partner unit         (142)      (140)      (40)           8



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

Management of the Partnership is provided by Southwest Royalties, Inc., as General Partner. The names, ages, offices, positions and length of service of the directors and executive officers of Southwest Royalties, Inc. are set forth below. Each director and executive officer serves for a term of one year.

Name                        Age         Position
--------------------        ---         -----------------------------------
--
H. H. Wommack, III                      46
                                        Chairman of the Board, President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              45          Secretary and Director

Bill E. Coggin                          47
                                        Vice  President and Chief Financial
                                        Officer

J. Steven Person            43          Vice President, Marketing

Paul L. Morris              60          Director

H. H. Wommack, III, is Chairman of the Board, President, Chief Executive Officer, Treasurer, principal stockholder and a director of the General Partner, and has served as its President since the Company's organization in August 1983. Prior to the formation of the Company, Mr. Wommack was a self-employed independent oil producer engaged in the purchase and sale of royalty and working interests in oil and gas leases, and the drilling of exploratory and developmental oil and gas wells. Mr. Wommack holds a J.D. degree from the University of Texas from which he graduated in 1980, and a B.A. from the University of North Carolina in 1977.

H. Allen Corey, a founder of the General Partner, has served as the General Partner's secretary and a director since its inception. Mr. Corey is President of Trolley Barn Brewery, Inc., a brew pub restaurant chain based in the Southeast. Prior to his involvement with Trolley Barn, Mr. Corey was a partner at the law firm of Miller & Martin in Chattanooga, Tennessee. He is currently of counsel to the law firm of Baker, Donelson, Bearman & Caldwell, with the offices in Chattanooga, Tennessee. Mr. Corey received a J.D. degree from the Vanderbilt University Law School and B.A. degree from the University of North Carolina at Chapel Hill.

Bill E. Coggin, Vice President and Chief Financial Officer, has been with the General Partner since 1985. Mr. Coggin was Controller for Rod Ric Corporation of Midland, Texas, an oil and gas drilling company, during the latter part of 1984. He was Controller for C.F. Lawrence & Associates, Inc., an independent oil and gas operator also of Midland, Texas during the early part of 1984. Mr. Coggin taught public school for four years prior to his business experience. Mr. Coggin received a B.S. in Education and a B.B.A. in Accounting from Angelo State University.

J. Steven Person, Vice President, Marketing, assumed his responsibilities with the General Partner as National Marketing Director in 1989. Prior to joining the eneral Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.D.A. from Houston Baptist University in 1987.

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

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 44, assumed his responsibilities with the General Partner in 1989. Prior to joining the General Partner, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and American Association of Petroleum Landmen. Mr. Tate received his B.B.S. degree from Hardin-Simmons University.

R.  Douglas  Keathley,  Vice President, Operations,  age  46,  assumed  his responsibilities with the General Partner as a Production Engineer in October 1992. Prior to joining the General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-
1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The General Partner billed $70,000 during 2000 and $120,000 during 1999, as an annual administrative fee. Effective July 31, 2000, the General Partner ceased billing management fees to the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

Through repurchase, the General Partner also owns 0.15 limited partner units, a 0.09% limited partner interest. The General Partner owns a 15 percent interest in the Partnership as a general partner.

No   officer  or  director  of  the  General  Partner  owns  Units  in  the
Partnership. There are no arrangements known to the General Partner, which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

The General Partner contributed $1,692,698, which entitled it to receive 100% of the Partnership's general partner interest. The general partner interest entitles the General Partner to 15% interest in the Partnership. See "Item 5."

In 2001, the General Partner received no administrative fees. The General Partner ceased to charge the Partnership for administrative fees effective July 31, 2000.

The Partnership originally invested primarily all of the proceeds of the Private Placement in 2,005 shares 45.9% of Basic common stock. On May 21, 2001, Basic issued a Notice to Stockholders of Preemptive Rights. The Partnership purchased an additional 19,000 shares of common stock at $380,000. The Partnership at December 31, 2001 owns a total of 6.32%, or 219,500 shares of Basic's outstanding common stock.

H. Allen Corey, who is an officer and director of the General Partner, is of counsel with Baker, Donelson, Bearman & Caldwell, a law firm, which provides legal services to the General Partner and the Partnership. The Partnership paid approximately $1,000 legal fees for 2001.

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

                  Index to Financial Statements of Basic Energy Services,
                  Inc.

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


          (b)     Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 2001.

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


                          Date:  April 15, 2002


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


Date:  April 15, 2002


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  April 15, 2002

                        BASIC ENERGY SERVICES, INC.

                           Financial Statements

                        December 31, 2001 and 2000

                (With Independent Auditors' Report Thereon)

                       INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Basic Energy Services, Inc.:

We have audited the accompanying balance sheets of Basic Energy Services, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Basic Energy Services, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets.


                                        KPMG LLP


March 10, 2002

                         BASIC ENERGY SERVICES, INC.
                         BALANCE SHEETS
                As of December 31, 2001 and 2000

                (in thousands, except share data)

                   ASSETS
                                              2001     2000
 Current assets
  Cash and cash equivalents                  $       $
                                             7,645   3,118
  Trade accounts receivable, net of
 allowance of    $565 and $531,
 respectively                                17,233  9,675
  Accounts receivable-related party
                                             82      14
  Income tax refund receivable
                                             2,471
  Inventories
                                             448     104
  Prepaids and other
                                             993     372
           Total current assets
                                             28,872  13,283
 Property and equipment, net
                                             78,019  32,780
 Other assets
  Deferred debt costs, net of amortization
 of $188   and $8 in 2001 and 2000,          2,054   1,151
 respectively
  Goodwill, net of amortization of $18,207
 and       $17,399 in 2001 and 2000,         14,905  4,873
 respectively
  Other                                        1,774     931
           Total other assets                          6,955
                                             18,733
 Total assets                                $125,62 $53,018
                                             4

                          LIABILITIES AND
            STOCKHOLDERS' EQUITY

 Current liabilities
   Current portion of long-term debt         $ 5,420 $
                                                     4,226
   Accounts payable                          3,197   3,594
   Accrued expenses                          4,616   2,390
   Deferred income                                   728
   Income tax payable                        181     200
   Deferred income tax                                   184
           Total current liabilities          13,414
                                                     11,322
 Long-term debt                              45,258  15,390

 Deferred income tax                         8,186   5,052
 Commitments & contingencies

 Stockholders' equity
   Common stock - $.01 par; 5,000,000
    shares authorized; 3,473,722 and
 1,897,013 and    shares issued and
 outstanding at December 31,     2001 and    35      19
 2000, respectively
   Additional paid-in capital                86,307  51,217
   Accumulated deficit                       (27,576 (29,982
                                             )       )
           Total stockholders' equity
                                             58,766  21,254
 Total liabilities and stockholders'         $       $ 53,01
 equity                                      125,624 8

 The accompanying notes are an integral part of these financial statements.

                   BASIC ENERGY SERVICES, INC.

                    STATEMENTS OF OPERATIONS
      For the years ended December 31, 2001, 2000 and 1999
                         (in thousands)

                                       2001
                                                2000     1999
 Revenues
   Well servicing                      $62,858  $37,784  $24,453
   Fluid servicing                     36,851   18,682   12,878
                                       99,709   56,466   37,331
 Expenses
   Operating expenses                  62,269   40,114   29,777
   General and administration,
 including         management fees
 and computer services from            10,813   6,683    5,229
 related parties of $43, $138, and
 $234,      respectively
   Depreciation and amortization       10,182   6,795    6,747
   Unsuccessful offering and                    2,073
 acquisition costs
  Stock-based compensation expense      1,401       _
                                                         _
                                       84,665   55,665   41,753
 Operating income (loss)               15,044     801    (4,422)
 Other income (expense)
   Interest income                        123      93      100
   Interest expense                    (3,426)  (6,930)  (6,065)
   Other, net                              26     167    (256)
                                       (3,277)  (6,670)  (6,221)
 Income (loss) before income taxes
 and extraordinary item                11,767   (5,869)  (10,643
                                                         )
  Provision for income tax (expense)            2,037    (2,328)
 benefit                               (4,491)
 Income (loss) before extraordinary    $  7,27  $(3,83   $(12,9
 item                                  6        2)       71)
  Extraordinary gain (loss) from
 early          extinguishments of
 debt, net of tax of $497   and            (96  17,681       -
 $4,434 in 2001 and 2000,              5)
 respectively
 Net income (loss)                     $6,311   $13,849  $(12,9
                                                         71)
   Preferred stock dividend                       645      430
 Net income (loss) to common
 stockholders' interest                $6,311   $13,204  $(13,4
         01)
1942:    1943:
 The accompanying notes are an integral part of these financial statements.

                           BASIC ENERGY SERVICES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

              For the years ended December 31, 2001, 2000 and 1999
                        (in thousands, except share data)

  Series A                    Total
Series B   Series C
                                Addit            Stockhold
   Convertibl Convertib               ional              ers'
     le
  Paid-In Accum     Equity
   Preferred  Preferred  Common               ulated
 Stock      Stock
 Amo                                  Deficit  (deficit)
    s     Amou  Share unt  Sha  Amou  Shares Amou  Capita
       nt    s          res  nt           nt    l

 Balance
       -     -          -                     $4    $24,84  $(29,7   $
 December 31,1998
      -          -    -     437,07       5       85)      (4,936)
 1
 Stock
           -     -          -              9,106   -
 compensation
              -          -    -                                   _
 granted

   $1                      -
 issued
             00    1,000      1    $1    _                             5,002
 Preferred stock
     -                      -            (305)        _
 dividend _stock                -          -    -     _
 Preferred stock
 -     -          -                      -            (125)    (125)
 dividend _ cash                -          -    -     _
 Net loss
        -     -          -                      -            (12,971   (12,971)
 -    -     _  )
 Balance -
  530  $5,3  1,000 $     1   $            $4    $24,8   $(43,1   $
 December 31, 1999
 05          1         1     446,17       45      86)      (13,030)
 7

 Stock
          -     -    -          -    -           $1    $  -    $        $
 compensation
                 -               9,106                         1
 granted
 Preferred stock
 (1)  $(1)     -    _
 retired            )     50)   0)    (1)
                  4,001            (1,951)
 Exchange debt for
 common     stock       1,441,  14
  Costs related to
                730          24,486           24,500
  issuance of
  common stock
 Preferred stock     65   645         (2,115  (645)    (2,115)
  dividend - stock      )
    _
   Net income
  -     -          -                 -    -       -    13,849
 -          -    -    13,849

 Balance
           $           $         $     1,897, $19   $51,2   $(29,9   $
 December 31, 2000
     17      82)        21,254

  Common stock
  -   $ -         $-        $     1,576, $16   $29,78  $        $
 issued     -          -    -     709          4        29,800
  EBITDA

 contingent
    -     -          -                      -            (3,905)
 warrants
              -          -    -                  5,306            1,401
  (See Note 9)
  Net income
  -     -          -                      -            6,311
  -          -    -               6,311
2015:
 Balance -            -   $ -         $-        $     3,473  $35   $86,3
$(27,5   $
 December 31, 2001
     -    -     ,722         07      76)        58,766

   The accompanying notes are an integral part of these financial statements.

                   BASIC ENERGY SERVICES, INC.

                    STATEMENTS OF CASH FLOWS
      For the years ended December 31, 2001, 2000 and 1999
                         (In thousands)

                                       2001
                                              2000     1999
 Cash flows from operating activities
   Net income (loss)                   $6,311 $13,84   $(12
                                              9        ,971)
   Depreciation                        8,933           5,494
                                              5,676
   Amortization                        1,249           1,253
                                              1,119
   Bad debt expense                       6             125
                                              113
   Noncash interest expense             584            2,494
                                              6,657
   Noncash compensation expense        1,401
   Gain (loss) on retirement of debt    767
   Write-off of unsuccessful offering         (22,11      -
 and             acquisition costs            5)

                                              2,073
   (Gain) loss on sale of assets       (10)             301
                                              (91)
   Deferred income tax expense         2,126           2,328
 (benefit)                                    2,397
   Changes in operating assets and
 liabilities, net    of acquisitions
 -                                     (7,33           (1,051)
      Accounts receivable              6)     (2,314
                                              )
      Inventories                       201              14
                                              40
      Other current assets             (606)             46
                                              (157)
      Accounts payable                 (630)           2,518
                                              (1,061
                                              )
      Deferred income                  (728)
                                              728
     Accrued expenses                  1,612            314
                                              442
     Deposits                           180
                                              (38)
 Net cash provided by operating        14,060           865
 activities                                   7,318
 Cash flows from investing activities
   Purchase of property and equipment  (15,2           (2,287)
                                       08)    (4,255
                                              )
   Proceeds from sale of property and                  1,210
 equipment                                    435
   Collections of notes receivable       56               3
                                              118
   Proceeds from sale of other long-                    205
 term assets
   Payments for other long-term        (167)           (101)
 assets
   Payments for businesses, net of     (44,9              -
 cash acquired                         28)    (80)
 Net cash used in investing            (60,2           (970)
 activities                            47)    (3,782
                                              )
 Cash flows from financing activities
   Borrowings under long-term debt     99,752             -
                                              15,988
   Payments of long-term debt          (76,5           (497)
                                       24)    (12,81
                                              6)
   Costs related to

 common stock                                 (1,540
                                              )
   Proceeds from common stock          29,800
 issuance

   Dividends paid                                      (125)
   Deferred loan costs and
 unsuccessful offering      and        (2,314          (1,057)
 acquisition costs                     )      (3,112
                                              )
 Net cash provided by (used in)
 financing            activities       50,714          (1,679)
                                              (1,480
                                              )
 Net increase (decrease) in cash and
 cash equivalents                      4,527           (1,784)
                                              2,056
   Cash and cash equivalents -         3,118           2,846
 beginning of year                            1,062
 Cash and cash
   $1,062
 year                                         3,118
 Supplemental disclosures of cash
 flow information                      $2,795 $        $5,106
   Interest paid                              273
 Supplemental schedule of noncash
 investing and financing activities -
   Capital leases issued for           3,894
 equipment                                    2,170    353
   Notes receivable-non cash              7
                                              138      83
   Preferred stock dividend
                                              645      305
   Transfer of debt for preferred
 stock                                                 5,002
   Accrued interest capitalized into
 long-term debt
1,614
   Common stock issued to retire debt
                                              24,500
   Note issued to retire all
 preferred stock                              2,500
   EBITDA common stock warrants         5,306
 issued
   Costs related to issuance of
 common stock                                 575

 The accompanying notes are an integral part of these financial statements.

1. Summary of Significant Accounting Policies

Organization & Business - Basic Energy Services, Inc. ("Basic" or the "Company"), a Delaware corporation, was formed in 1992. The Company provides a range of well site services to oil and gas drilling and producing companies through the Company's fleet of well servicing rigs and fluid handling assets. The Company's operations are concentrated in the major United States oil and gas producing regions of Texas, New Mexico, Oklahoma and Louisiana.

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

Fair Value of Financial Instruments- The carrying value amount of cash, accounts receivable, accounts payable, and accrued liabilities approximates fair value because the short maturity of these instruments.

The carrying amount of long-term debt approximates fair value because the Company's current borrowing rate is based on a variable market rate of interest.

Inventories - Inventories, mainly consisting of rig supplies, are held for use in the operations of the Company and are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method.

Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, the Company has adopted the disclosure provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

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