Form 10-Q
period 2002-03-21
SOUTHWEST PARTNERS III L P
filed 2002-05-15
CIK 1038815

Page 14 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002


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

                     PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001, which are found in the Registrant's Form 10-K Report filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets



                                          March 31,         December 31,
                                             2002               2001
                                             ----               ----
                                         (Unaudited)

  Assets
  ------

Current asset:
 Cash and cash equivalents              $     28,181            28,120
                                                                   --------
--------
                                         Total current assets           28,
181                                           28,120
                                                                   --------
--------
Investment                                   380,000           380,000
                                                                   --------
--------
                                          Total  assets      $      408,181
408,120
                                                                   ========
========

  Liabilities and Partners' Equity
  --------------------------------

Current liability -
 Payable to General Partner             $    346,981           345,758
                                                                   --------
--------

Partners' equity:
 General Partner                           (907,645)         (907,471)
 Limited partners                            968,845           969,833
                                                                   --------
--------
                                         Total partners' equity         61,
200                                           62,362
                                                                   --------
--------
                                                            $       408,181
408,120
                                                                   ========
========

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Operations
                                (Unaudited)

                                             Three Months Ended
                                                  March 31,
                                            2002           2001
                                            ----           ----
  Revenues
  --------
Interest income                         $       61          2,425
                                                                     ------
------
                                                                         61
2,425
                                                                     ------
------
  Expenses
  --------
General and administrative                   1,223          1,292
                                                                     ------
------
                                                                      1,223
1,292
                                                                     ------
------
Net income (loss)                       $  (1,162)          1,133
                                                                     ======
======
Net income (loss) allocated to:

 General Partner                        $    (174)            170
                                                                     ======
======
 Limited partners                       $    (988)            963
                                                                     ======
======
  Per limited partner unit              $      (6)              6
                                                                     ======
======

                        Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Cash Flows
                                (Unaudited)

                                             Three Months Ended
                                                                      March
31,
                                                                 2002 2001
                                                                 ---- ----
Cash flows from operating activities:

 Interest received                      $       61          2,425
                                                                    -------
-------
  Net cash provided by operating activities            61             2,425
                                                                    -------
-------
Net increase in cash and cash equivalents              61             2,425

 Beginning of period                        28,120        404,112
                                                                    -------
-------
 End of period                          $   28,181        406,537
                                                                    =======
=======


Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                       $  (1,162)          1,133

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Increase in accounts payable               1,223          1,292
                                                                    -------
-------
Net cash provided by operating activities        $     61             2,425
                                                                    =======
=======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2002, and for the three months ended March 31, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements

3.   Liquidity - Partnership
     The Partnership as of March 31, 2002 has negative working capital of $318,800 and a payable to the General Partner of $342,510. The Partnership does not generate operating income and has no current means of settling the liability to the General Partner, but believes the fair value of its assets are sufficient to meet their current obligations if necessary. The General Partner, should it become necessary, has agreed to either extend the payment terms until the Partnership can comfortably pay the balance or make other mutually acceptable arrangements to settle the payable by transfer, sale or assignment of Partnership assets.

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

     There can be no assurance that the General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the General Partner. Under current circumstances, the General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.
     Upon the occurrence of any event of dissolution by the General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor General Partner. The Managing General Partner as of April 19, 2002, successfully completed an exchange of a portion of their bond debt for equity and performed a refinancing of its revolving credit facility.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements

5.   Investments
     Southwest Partners III consist entirely of an investment in Basic's common stock. Investment in Basic Energy Services, Inc. in which the Partnership had a 5.39% and 6.32% interest at March 31, 2002 and December 31, 2001, is accounted for by the cost method. Southwest
     Partners  III  no  longer holds a 20% or more interest  in  Basic  and exerts no significant influence over Basic's operations. Under the cost method of accounting the Partnership recognizes as income dividends received that are distributed from net accumulated earnings of an investee subsequent to the date of acquisition of the investment. The Partnership would recognize a loss when there is a loss in value in the investment, which is other than a temporary decline. In its assessment of value the Partnership considers future cash flows either in the form of dividends or other distributions from the investee or from selling it's investment to an unrelated party. Prior to December 2000, the Partnership accounted for the investment on the equity method.

     Common stock ownership in Basic Energy Services, Inc. was as follows:

     December 31, 1997 to March 31, 1999                    45.89%
     March 31, to December 21, 2000                         44.94%
     December 21, 2000 to December 31, 2000                 10.57%
     January 1, 2001 to May 20, 2001             8.11%
     May 21, 2001 to February 13, 2002           6.32%
     February 14, 2002 to March 31, 2002                    5.39%

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

     On  February 13, 2002, Basic sold 600,000 shares of common stock to  a
     group   of   related  investors.   Based  on  this  transaction,   the
     Partnerships ownership percentage was diluted from 6.32% to 5.39%.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements

5.   Investments (continued)

     Following is a summary of the financial position and results of operations of Basic Energy Services, Inc. as of March 31, 2002 and
     December 31, 2001 and for the three months ended March 31, 2002 and the year ended December 31, 2001 (in thousands):

                                                 2002       2001
                                                 ----       ----
     Current assets                        $    28,154   $ 28,872
     Property and equipment, net                89,740     78,019
     Other assets, net                          20,244     18,733
                                               -------    -------
     Total assets                          $   138,138   $125,624
                                               =======    =======
     Current liabilities                   $    14,735   $ 13,414
     Long-term debt                             44,396     45,258
     Deferred income                               175          -
     Deferred income taxes                       8,369      8,186
                                               -------    -------
                                           $    67,675   $ 66,858
                                               =======    =======
     Stockholders' equity                  $    70,463   $ 58,766
                                               =======    =======
     Sales                                 $    22,986   $ 99,709
                                               =======    =======
     Net income (loss)                     $     (303)   $  6,311
                                               =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Southwest Partners III

General
Southwest Partners III, L.P., a Delaware limited partnership (the "Partnership"), was formed on March 11, 1997 to invest in Basic Energy Services, Inc. ("Basic"), an oilfield service company which provides services and products to oil and gas operators for the workover, maintenance and plugging of existing oil and gas wells in the southwestern United States. As of March 31, 2002, the Partnership owned a 5.39%
interest in Basic, which is accounted for using the cost method of accounting.

Results of Operations
For the quarter ended March 31, 2002

Revenues
Revenues consisted of interest income of $61 for the quarter ended March 31, 2002 as compared to $2,425 for the quarter ended March 31, 2001. The decrease in interest income is due to the additional investment in Basic on May 21, 2001, which decreased the amount of cash held in the interest bearing account.

Expenses
Direct expenses totaled $1,223 and $1,292 for the quarters ended March 31, 2002 and 2001, respectively, and consisted of general and administrative expenses. General and administrative expenses primarily represent independent accounting fees incurred to audit the Partnership.

Liquidity and Capital Resources
The proceeds from the sale of partnership units in March 1997 funded the Partnership's investment in Basic.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of interest income from a financial institution of $61.

Recent Accounting Pronouncements
The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The General Partner is currently assessing the impact on the partnerships financial statements.

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

Results of Operations
For the quarter ended March 31, 2002

Revenues
Basic's revenues increased to $23.0 million, or 15%, for the quarter ended March 31, 2002 as compared to $20.0 million for the same period in 2001.
The increase was primarily attributable to acquisitions made by Basic during 2001.

Expenses
Operating expenses increased $3.8 million, or 25%, for the quarter ended March 31, 2002 as compared to the same period for 2001. The components of operating expenses consisted of increases in cost of revenues of $4.7 million and general and administrative decreases of $896,000. The increase in operating and general and administrative expenses is a result of the acquisitions made by Basic during 2001. Interest expense for the quarter ended March 31, 2002 increased to $1.2 million from $682,000 for the same period in 2001. The increase is in relation to the borrowing under long-term debt used to make acquisitions during 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from well services provided. Liquidity and capital resource information below is provided in thousands.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of net operating income net of expenses of $5.5 million.

Net Cash Used in Investing Activities. Cash flows used in investing activities totaled $15.8 million for the period, and consisted primarily of $13.8 million payments for business and $2.2 million purchase of property and equipment.

Net  Cash  Provided  by  Financing  Activities.   Cash  flows  provided  by
financing activities totaled $11.5 million for the period. The source of these funds included the proceeds from the issuance of common stock in the amount of $12.0 million.
Critical Accounting Policies

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


                              SOUTHWEST PARTNERS III, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   General Partner


                              By:  /s/ Bill E. Coggin
                                   ------------------------------
                                   Bill E. Coggin, Vice-President
                                   and Chief Financial Officer
                                   of Southwest Royalties, Inc.
                                   the General Partner




Date:  May 15, 2002