Form 10-Q
period 2002-06-30
SOUTHWEST PARTNERS III L P
filed 2002-10-31
CIK 1038815

Page 14 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                     PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Registrant (herein also referred to as the "Partnership" has prepared the unaudited condensed financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001 which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets



                                             June 30,         December 31,
                                               2002               2001
                                               ----               ----
                                           (Unaudited)
  Assets
  ------

Current asset:
 Cash and cash equivalents              $     28,243            28,120
                                                                   --------
--------
                                         Total current assets           28,
243                                           28,120
                                                                   --------
--------
Investment                                   380,000           380,000
                                                                   --------
--------
                                          Total  assets      $      408,243
408,120
                                                                   ========
========

  Liabilities and Partners' Equity
  --------------------------------

Current liability -
 Payable to General Partner             $    348,400           345,758
                                                                   --------
--------

Partners' equity:
 General Partner                           (907,849)         (907,471)
 Limited partners                            967,692           969,833
                                                                   --------
--------
                                         Total partners' equity         59,
843                                           62,362
                                                                   --------
--------
                                                            $       408,243
408,120
                                                                   ========
========

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Operations
                                (Unaudited)

                                Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                                  2002       2001       2002        2001
  Revenues                        ----       ----       ----        ----
  --------
Interest income               $       63      1,419        123      3,844
                                           ---------  ---------   ---------
---------
                                                  63       1,419        123
3,844
                                           ---------  ---------   ---------
---------
  Expenses
  --------
General and administrative         1,419      2,136      2,642      3,428
                                           ---------  ---------   ---------
---------
                                               1,419      2,136       2,642
3,428
                                           ---------  ---------   ---------
---------
Net income (loss)             $  (1,356)      (717)    (2,519)        416
                                           =========  =========   =========
=========
Net income (loss) allocated to:

 General Partner              $    (203)      (108)      (378)         62
                                           =========  =========   =========
=========
 Limited partners             $  (1,153)      (609)    (2,141)        354
                                           =========  =========   =========
=========
  Per limited partner unit    $      (7)        (4)       (13)          2
                                           =========  =========   =========
=========

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Cash Flows
                                (Unaudited)

                                              Six Months Ended
                                                                       June
30,
                                                                 2002 2001
                                                           ----       ----
Cash flows from operating activities:
  Paid to suppliers                     $        -           (12)
  Interest received                            123          3,844
                                                                  ---------
---------
  Net cash provided by operating activities            123            3,832
                                                                  ---------
---------
Cash flows from investing activities:
  Purchase of Basic investment                   -      (380,000)
                                                                  ---------
---------
  Cash used in investing activities              -      (380,000)
                                                                  ---------
---------

Net (decrease) increase in cash
 and cash equivalents                          123      (376,168)

 Beginning of period                        28,120        404,112
                                                                  ---------
---------
End of period                           $   28,243         27,944
                                                                  =========
=========

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                       $  (2,519)            416

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Increase in accounts payable               2,642          3,416
                                                                  ---------
---------
Net cash provided by operating activities        $     123            3,832
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

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                       Notes to Financial Statements

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2002, and for the three and six months ended June 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

3.   Liquidity - Partnership
     The Partnership as of June 30, 2002 has negative working capital of $320,157 and a payable to the General Partner of $343,507. The Partnership does not generate operating income and has no current means of settling the liability to the General Partner, but believes the fair value of its assets are sufficient to meet their current obligations if necessary. The General Partner, should it become necessary, has agreed to either extend the payment terms until the Partnership can comfortably pay the balance or make other mutually acceptable arrangements to settle the payable by transfer, sale or assignment of Partnership assets.

4.   Investments
     Southwest Partners III consist entirely of an investment in Basic's common stock. Investment in Basic Energy Services, Inc. in which the Partnership had a 5.39% and 6.32% interest at June 30, 2002 and December 31, 2001, is accounted for by the cost method. Southwest
     Partners  III  no  longer holds a 20% or more interest  in  Basic  and exerts no significant influence over Basic's operations. Under the cost method of accounting the Partnership recognizes as income dividends received that are distributed from net accumulated earnings of an investee subsequent to the date of acquisition of the investment. The Partnership would recognize a loss when there is a loss in value in the investment, which is other than a temporary decline. In its assessment of value the Partnership considers future cash flows either in the form of dividends or other distributions from the investee or from selling it's investment to an unrelated party. Prior to December 2000, the Partnership accounted for the investment on the equity method.

     Common stock ownership in Basic Energy Services, Inc. was as follows:

     December 31, 1997 to March 31, 1999                    45.89%
     March 31, to December 21, 2000                         44.94%
     December 21, 2000 to December 31, 2000                 10.57%
     January 1, 2001 to May 20, 2001             8.11%
     May 21, 2001 to February 13, 2002           6.32%
     February 14, 2002 to June 30, 2002          5.39%

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                       Notes to Financial Statements

4.   Investments - continued
     On December 21, 2000, Basic entered into a refinancing and restructuring of its debt and equity. Upon the signing of the documents, the Partnership's percentage of ownership was diluted from 44.94% to 10.57%. A new equity investor, in exchange for 1,441,730 shares of Basic's common stock, purchased and retired $24.5 million of Basic's debt from its previous lender. The equity investor received a 76% ownership. Additionally, $10.5 million of the debt held by the previous lender was refinanced with a new lender. The remaining debt held by the previous lender of approximately $21.7 million was cancelled.

     Basic's new equity investor mentioned in the above paragraph purchased an additional 576,709 shares, during the first part of 2001, thereby increasing their ownership from 76% to 81.6%. As a result of the purchase, the Partnership's ownership decreased from 10.57% to 8.11%.

     On May 21, 2001, Basic issued a Notice to Stockholders of Preemptive Rights. The Partnership purchased an additional 19,000 shares of common stock at $380,000. The Partnership at December 31, 2001 owned a total of 6.32%, or 219,500 shares of Basic's outstanding common stock.

     On  February 13, 2002, Basic sold 600,000 shares of common stock to  a
     group   of   related  investors.   Based  on  this  transaction,   the
     Partnerships ownership percentage was diluted from 6.32% to 5.39%.

     Following is a summary of the financial position and results of operations of Basic Energy Services, Inc. as of June 30, 2002 and December 31, 2001 and for the six months ended June 30, 2002 and the year ended December 31, 2001 (in thousands):

                                                 2002       2001
                                                 ----       ----
     Current assets                        $    40,196     28,872
     Property and equipment, net                91,318     78,019
     Other assets, net                          19,618     18,733
                                               -------    -------
     Total assets                          $   151,132    125,624
                                               =======    =======
     Current liabilities                   $    15,119     13,414
     Long-term debt                             42,107     45,258
     Deferred income                                74          -
     Deferred income taxes                       8,558      8,186
                                               -------    -------
                                           $    65,858     66,858
                                               =======    =======
     Stockholders' equity                  $    85,274     58,766
                                               =======    =======
     Sales                                 $    48,398     99,709
                                               =======    =======
     Net (loss) income                     $     (492)      6,311
                                               =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Southwest Partners III

General
Southwest Partners III, L.P., a Delaware limited partnership (the "Partnership"), was formed on March 11, 1997 to invest in Basic Energy Services, Inc. ("Basic"), an oilfield service company which provides services and products to oil and gas operators for the workover, maintenance and plugging of existing oil and gas wells in the southwestern United States. As of June 30, 2002, the Partnership owned a 5.39% interest in Basic, which is accounted for using the cost method of accounting.

Results of Operations
For the quarter ended June 30, 2002

Revenues
Revenues consisted of interest income of $63 for the quarter ended June 30, 2002 as compared to $1,419 for the quarter ended June 30, 2001. The decrease in interest income is due to the additional investment in Basic on May 21, 2001, which decreased the amount of cash held in the interest bearing account.

Expenses
Direct expenses totaled $1,419 and $2,136 for the quarters ended June 30, 2002 and 2001, respectively, and consisted of general and administrative expenses. General and administrative expenses primarily represent independent accounting fees incurred to audit the Partnership.

Results of Operations
For the six months ended June 30, 2002

Revenues
Revenues consisted of interest income of $123 for the six months ended June 30, 2002 as compared to $3,844 for the six months ended June 30, 2001. The decrease in interest income is due to the additional investment in Basic on May 21, 2001, which decreased the amount of cash held in the interest bearing account.

Expenses
Direct expenses totaled $2,642 and $3,428 for the six months ended June 30, 2002 and 2001, respectively, and consisted of general and administrative expenses. General and administrative expenses primarily represent independent accounting fees incurred to audit the Partnership.

Liquidity and Capital Resources
The proceeds from the sale of partnership units in March 1997 funded the Partnership's investment in Basic.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of interest income from a financial institution of $123.

Recent Accounting Pronouncements
The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The General Partner has determined this FASB to have no impact on the partnership.

On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The General Partner has determined this FASB to have no impact on the partnership.

In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds or amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard is effective for fiscal years beginning after May 15, 2002. The Managing General Partner believes that the adoption of this statement will not have a significant impact on the Partnerships financial statements.

In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for financial accounting and reporting for costs associated with exit or disposal activities. This standard is effective for exit or disposal activities initiated after December 31, 2002. The Managing General Partner is currently assessing the impact of this statement on the Partnerships' future financial statements.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

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

Results of Operations
For the quarter ended June 30, 2002

Revenues
Basic's revenues increased to $25.4 million, or 8%, for the quarter ended June 30, 2002 as compared to $23.5 million for the same period in 2001.

Expenses
Operating expenses increased $4.4 million, or 26%, for the quarter ended June 30, 2002 as compared to the same period for 2001. The components of operating expenses consisted of increases in cost of revenues of $3.8 million and general and administrative increases of $595,000. Interest expense increased $535,000, for the quarter ended June 30, 2002 as compared to the same period for 2001. The increase is in relation to the borrowing under long-term debt used to make acquisitions during 2001.

Results of Operations
For the six months ended June 30, 2002

Revenues
Basic's revenues increased to $48.4 million, or 11%, for the six months ended June 30, 2002 as compared to $43.5 million for the same period in 2001.

Expenses
Operating expenses increased $8.2 million, or 26%, for the six months ended June 30, 2002 as compared to the same period for 2001. The components of operating expenses consisted of increases in cost of revenues of $8.5 million and general and administrative decreases of $297,000. Interest expense for the six months ended June 30, 2002 increased to $2.4 million from $1.4 million for the same period 2001. The increase is in relation to the borrowing under long-term debt used to make acquisitions during 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from well services provided. Liquidity and capital resource information below is provided in thousands.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of net operating income net of expenses of $7.8 million.

Net Cash Used in Investing Activities. Cash flows used in investing activities totaled $20.2 million for the period, and consisted primarily of payments for businesses in the amount of $14.8 million and purchase of property and equipment in the amount of $5.6 million.

Net  Cash  Provided  by  Financing  Activities.   Cash  flows  provided  by
financing activities totaled $24.5 million for the period. The primary source was net of payments on the revolver of 2.3 million and proceeds from the issuance of common and preferred stock in the amount of $27 million.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

             (a)           Reports on Form 8-K:

      No reports on Form 8-
             K were filed during the quarter ended June 30, 2002.

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

Date: August 14, 2002