Form 10-Q
period 2002-09-30
SOUTHWEST PARTNERS III L P
filed 2002-11-15
CIK 1038815

Page 18 of 18
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                     PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Registrant (herein also referred to as the "Partnership" has prepared the unaudited condensed financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001, which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets



                                          September        December
                                             30,             31,
                                             2002            2001
                                         -----------      ---------
                                         (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents
   $       28,303                            28,120
 ---------                              ---------
   28,303                            28,120
---------                              ---------
Investment                                   380,000      380,000
 ---------                              ---------
                                        Total Assets       408,303      408,120
                                      $  =========       =========

Liabilities and Partners' Equity
--------------------------------

Current liability -
  Payable to General Partner          $  350,329          345,758
                                         ---------       ---------
Partners' equity:
  General partners                       (908,129)       (907,471)
  Limited partners                       966,103          969,833
                                         ---------       ---------
   Total partners' equity                57,974            62,362
                                         ---------       ---------
                                      $  408,303          408,120
                                         =========       =========

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Operations
                                (Unaudited)

                                 Three Months Ended  Nine Months Ended
                                   September 30,       September 30,
                                   2002      2001      2002     2001
                                   ----      ----      ----     ----
Revenues
--------
Interest income               $  60        104       183       3,948
                                 -------   -------   -------   -------
                                 60        104       183       3,948
                                 -------   -------   -------   -------

Expenses
--------
General and administrative       1,929       1,000             4,428
                                                     4,571
                                 -------   -------   -------   -------
                                 1,929     1,000     4,571
                                                               4,428
                                 -------   -------   -------   -------
Net loss                      $  (1,869)     (896)             (480)
                                                     (4,388)
                                 =======   =======   =======   =======

Net loss allocated to:

General Partner               $  (280)       (134)     (658)    (72)
                                 =======   =======   =======   =======
Limited Partners              $  (1,589)     (762)   (3,730)   (408)
                                 =======   =======   =======   =======
 Per limited partner unit     $      (9)       (4)      (22)     (2)
                                 =======   =======   =======   =======

                        Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Cash Flows
                                (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                       2002     2001
                                                       ----     ----
Cash flows from operating activities

 Paid to suppliers                                 $ -        (12)
 Interest received                                   183      3,948
                                                     -------  -------

   Net cash provided by operating activities         183      3,936
                                                     -------  -------

Cash flows used in investing activities

 Purchase of Basic investment                        -        (380,000
                                                              )
                                                     -------  -------

   Net increase (decrease) in cash and cash          183      (376,064
equivalents                                                   )

 Beginning of period                                 28,120   404,112
                                                     -------  -------
 End of period                                     $ 28,303   28,048
                                                     =======  =======
Reconciliation of net loss to net cash
provided by operating activities

Net loss                                           $ (4,388)  (480)

 Adjustments to reconcile net loss to net cash provided by operating activities

  Increase in accounts payable                       4,571    4,416
                                                     -------  -------
Net cash provided by operating activities          $ 183      3,936
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

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2002, and for the three and nine months ended September 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

3.   Liquidity - Partnership
     The Partnership as of September 30, 2002 has negative working capital of $322,026 and a payable to the General Partner of $346,313. The Partnership does not generate operating income and has no current means of settling the liability to the General Partner, but believes the fair value of its assets are sufficient to meet their current obligations if necessary. The General Partner, should it become necessary, has agreed to either extend the payment terms until the Partnership can comfortably pay the balance or make other mutually acceptable arrangements to settle the payable by transfer, sale or assignment of Partnership assets.

4.   Investments
     Southwest Partners III consist entirely of an investment in Basic's common stock. Investment in Basic Energy Services, Inc. in which the Partnership had a 5.39% and 6.32% interest at September 30, 2002 and December 31, 2001, is accounted for by the cost method. Southwest
     Partners  III  no  longer holds a 20% or more interest  in  Basic  and exerts no significant influence over Basic's operations. Under the cost method of accounting the Partnership recognizes as income dividends received that are distributed from net accumulated earnings of an investee subsequent to the date of acquisition of the investment. The Partnership would recognize a loss when there is a loss in value in the investment, which is other than a temporary decline. In its assessment of value the Partnership considers future cash flows either in the form of dividends or other distributions from the investee or from selling it's investment to an unrelated party. Prior to December 2000, the Partnership accounted for the investment on the equity method.

     Common stock ownership in Basic Energy Services, Inc. was as follows:

     December 31, 1997 to March 31, 1999                    45.89%
     March 31, to December 21, 2000                         44.94%
     December 21, 2000 to December 31, 2000                 10.57%
     January 1, 2001 to May 20, 2001             8.11%
     May 21, 2001 to February 13, 2002           6.32%
     February 14, 2002 to September 30, 2002                5.39%
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

     Following is a summary of the financial position and results of operations of Basic Energy Services, Inc. as of September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and the year ended December 31, 2001 (in thousands):

                                                 2002       2001
                                                 ----       ----
     Current assets                        $    23,930     28,872
     Property and equipment, net               107,768     78,019
     Other assets, net                          22,223     18,733
                                               -------    -------
     Total assets                          $   153,921    125,624
                                               =======    =======
     Current liabilities                   $    15,662     13,414
     Long-term debt                             42,950     45,258
     Deferred income                                18          -
     Deferred income taxes                      10,058      8,186
                                               -------    -------
                                           $    68,688     66,858
                                               =======    =======
     Stockholders' equity                  $    70,291     58,766
                                               =======    =======
     Sales                                 $    77,315     99,709
                                               =======    =======
     Net (loss) income                     $     (475)      6,311
                                               =======    =======

Item 2.   Management's  Discussion and Analysis of Financial Condition  and
          Results of       Operations

Southwest Partners III

General
Southwest Partners III, L.P., a Delaware limited partnership (the "Partnership"), was formed on March 11, 1997 to invest in Basic Energy Services, Inc. ("Basic"), an oilfield service company which provides services and products to oil and gas operators for the workover, maintenance and plugging of existing oil and gas wells in the southwestern United States. As of September 30, 2002, the Partnership owned a 5.39% interest in Basic Energy, which is accounted for using the cost method of accounting.

Results of Operations
For the quarter ended September 30, 2002

Revenues
Revenues consisted of interest income. Interest income generated $60 for the quarter ended September 30, 2002 as compared to $104 for the quarter ended September 30, 2001.

Expenses
Direct expenses for the quarter ended September 30, 2002 were $1,929 as compared to $1,000 for the quarter ended September 30, 2001, and consisted of general and administrative expenses. General and administrative expenses primarily represent independent accounting fees incurred to audit the Partnership.

Results of Operations
For the nine months ended September 30, 2002

Revenues
Revenues consisted of interest income. Interest income generated $183 for the nine months ended September 30, 2002 as compared to $3,948 for the nine months ended September 30, 2001. The decrease in interest income is due to the additional investment in Basic, which decreased the amount of cash held in the interest bearing account.

Expenses
Direct expenses totaled $4,571 and $4,428 for the nine months ended September 30, 2002 and 2001, respectively, and consisted of general and administrative expenses. General and administrative expenses primarily represent independent accounting fees incurred to audit the Partnership.

Liquidity and Capital Resources

The proceeds from the sale of partnership units in March 1997 funded the Partnership's investment in Basic.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of interest income from a financial institution of $183.

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

Results of Operations
For the quarter ended September 30, 2002

Revenues
Basic Energy's revenues decreased to $28.9 million, or 3%, for the quarter ended September 30, 2002 as compared to $29.8 million for the same period in 2001.

Expenses
Operating expenses increased $2.2 million, or 10%, for the quarter ended September 30, 2002 as compared to the same period for 2001. The components of operating expenses consisted of increases in cost of revenues of $2.0 million and general and administrative increases of $275,000. Interest expense increased $394,000, for the quarter ended September 30, 2002 as compared to the same period for 2001. The increase is in relation to the borrowing under long-term debt used to make acquisitions during 2001.

Results of Operations
For the nine months ended September 30, 2002

Revenues
Basic Energy's revenues increased to $77.3 million, or 5%, for the nine months ended September 30, 2002 as compared to $73.3 million for the same period in 2001.

Expenses
Operating expenses increased $10.4 million, or 19%, for the nine months ended September 30, 2002 as compared to the same period for 2001. The components of operating expenses consisted of increases in cost of revenues of $10.5 million and general and administrative decreases of $26,000. Interest expense for the nine months ended September 30, 2002 increased to $3.6 million from $2.2 million for the same period 2001. The increase is in relation to the borrowing under long-term debt used to make acquisitions during 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from well services provided. Cash flow information is provided below.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of operating income in excess of operating expenses of $10.8 million.

Net Cash Used in Investing Activities. Cash flows used in investing activities totaled $41.3 million for the period, and consisted primarily of payments for businesses in the amount of $31.9 million and purchase of property and equipment in the amount of $9.9 million.

Net  Cash  Provided  by  Financing  Activities.   Cash  flows  provided  by
financing activities totaled $23.3 million for the period. The primary source was net of payments on long term debt of 3.4 million and proceeds from the issuance of common and preferred stock in the amount of $27 million.

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

Item 4.   Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The chief executive officer and chief financial officer of the Partnership's managing general partner have evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Partnership's disclosure controls and procedures are effective to ensure that material information relating to the Partnership and the Partnership's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


                              SOUTHWEST PARTNERS III, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ------------------------------
                                   Bill E. Coggin, Executive Vice President
                                   and Chief Financial Officer


Date:  November 14, 2002

                         CERTIFICATIONS


          I, H.H. Wommack, III, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Southwest Partners III, L.P.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002




/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Partners III, L.P.

                         CERTIFICATIONS


          I, Bill E. Coggin, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Southwest Partners III, L.P.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Partners III, L.P.