Form 10-K
period 2002-12-31
SOUTHWEST PARTNERS III L P
filed 2003-04-17
CIK 1038815

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

The  total  number of pages contained in this report is ___.  There  is  no exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          4

 3.  Legal Proceedings                                                   5

 4.  Submission of Matters to a Vote of Security Holders                 5

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                 6

 6.  Selected Financial Data                                             7

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                       8

 8.  Financial Statements and Supplementary Data                        13

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             23

                                 Part III

10.  Directors and Executive Officers of the Registrant                 24

11.  Executive Compensation                                             26

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         26

13.  Certain Relationships and Related Transactions                     28

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        29

     Signatures                                                         30

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

Private Placement
From March 15, 1997 to June 30, 1997, the Partnership originally conducted a "blind pool" offering of the Units in accordance with Regulation D promulgated under the Securities Act (the "Private Placement"). On July 1, 1997, the Partnership amended the offering, which was concluded on September 30, 1997, to invest the entire proceeds in the common stock of Basic Energy Services, Inc. ("Basic"), an oil field service company affiliated with the General Partner. A total of 170.92511 Units were sold to 525 Investors for an aggregate net price of $17,092,510. The Partnership invested a total of $17,054,500 (including the capital contribution of the General Partner) in 2,005 shares of Basic's common stock.

      Basic in March 2000 filed a restated certificate of incorporation increasing its authorized common shares to 25,000,000 and completed a 400-for-1 stock split. All shares had been restated as if the stock split had occurred at the beginning of 1998. The 400-for-1 stock split was reversed during 2000. Basic on December 21, 2000 completed a 100-for-1 dividend.

      On May 21, 2001, Basic issued a Notice to Stockholders of Preemptive Rights. The Partnership purchased an additional 19,000 shares of common stock at $380,000. The Partnership as of December 31, 2002 owns a total of 5.39%, or 219,500 shares of Basic's outstanding common stock.

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The General Partner of the Partnership, and its staff of 82 individuals, together with certain independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership. The Partnership has no employees.

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

Partnership Employees
The Partnership has no employees; however the General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2002 there were 82 individuals directly employed by the General Partner in various capacities.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2002 through the solicitation of proxies or otherwise.

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

The General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The investor must give written notice of intentions to dispose of their units to the General Partner along with the nature and terms of the proposed disposition. The notice shall be deemed to constitute an offer to sell the units to the General Partner. The General Partner has 15 days from the date of the offer to indicate in writing to the investor its decision as to whether it will purchase all or any of the offered units. As of December 31, 2002, no limited partner units were purchased by the Managing General Partner. Southwest, as Managing General Partner, evaluated several liquidity alternatives for the partnerships in 2001 and 2002. During 2002, Southwest specifically pursued the possible roll-up and merger of twenty-one (21) partnerships with the general partner. Because of the complexities and conflicts of interest in such a transaction, the Managing General Partner did not make a formal repurchase offer in 2002 but has responded to limited partners desiring to sell their units in the partnerships on an "as requested" basis. Southwest anticipates that it will maintain this policy in 2003 because the aforementioned transaction is ongoing. As of December 31, 2001 the General Partner purchased 0.15 limited partner units for $13,950.

Number of Limited Partner Interest Holders
As of December 31, 2002, there were 528 holders of limited partner units in the Partnership.

Distributions
Pursuant to Section 4.1 of the Partnership's Certificate and Agreement of Limited Partnership, "Net Cash From Operations and Net Cash From Sales or Refinancings" shall be distributed, at such times as the General Partner may determine in its sole discretion. "Net Cash From Operations" is defined as "the gross cash proceeds from Partnership operations less the portion thereof used to pay or establish reasonable reserves for all Partnership expenses, fees, commissions, debt payments, new investments, capital improvements, replacements, repairs and contingencies, and such other purposes deemed appropriate, all as determined by the General Partner." "Net Cash From Sales or Refinancings" is defined as "the net cash proceeds from all sales and other dispositions (other than in the ordinary course of business) and all refinancings of Partnership Property, less any portion thereof used to establish reserves, all as determined by the General Partner. There have been no cash distributions to date.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 should be read in conjunction with the financial statements included in Item 8:

                                       Years ended December 31,
                                --------------------------------------

                              2002     2001      2000      1999     1998
                              ----     ----      ----      ----     ----

Revenues                 $  220      4,021     11,403    11,164   11,514

Equity     loss      in
unconsolidated
 subsidiary                 -        -         -         (2,005,0 (5,046,3
                                                         00)      21)

Impairment  of   equity
investment
    of   unconsolidated     -        -         -         -        (9,460,7
subsidiary                                                        65)

Net loss                    (5,611)  (1,643)   (63,169)  (2,120,4 (14,702,
                                                         33)      959)

Partners' share of  net
loss:

General partner             (842)    (246)     (9,475)   (318,065 (2,195,1
                                                         )        81)

Limited partners            (4,769)  (1,397)   (53,694)  (1,802,3 (12,507,
                                                         68)      778)

Limited partners' net
loss per unit               (28)     (8)       (314)     (10,545) (73,177)

Total assets             $  404,828  408,120   404,112   392,709  2,386,54
                                                                  5

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

The Partnership intends to wind up its operations and distribute its assets or the proceeds therefrom on or before December 31, 2008, at which time the Partnership's existence will terminate, unless sooner terminated or extended in accordance with the terms of the Partnership agreement. As of December 31, 2002, the Partnership owned a 5.39% interest in Basic, which is accounted for using the cost method of accounting.

Results of Operations
For the year ended December 31, 2002

Revenues
Revenues consisted of interest income. The surplus cash remaining before and after the May 21, 2001 additional investment in Basic generated interest income of $220.

Expenses
Direct  expenses  totaled  $5,831 for the year,  relating  to  general  and
administrative.   General and administrative expenses  primarily  represent
independent accounting fees incurred to audit the Partnership.

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

Revenue and Distribution Comparison

Partnership losses for the years ended December 31, 2002, 2001 and 2000 were $5,611, $1,643 and $63,169, respectively. Since inception of the Partnership, no cash distributions have been made to the partners.

Liquidity and Capital Resources

Cash flows (used in) provided by operating activities were approximately $(3,292) in 2002 compared to $4,008 in 2001 and approximately $11,403 in 2000.

There were no cash flows used in investing activities during 2002 and 2000. Cash flows used in investing activities were approximately $380,000 in 2001.

There were no cash flows used in financing activities during 2002, 2001 and 2000.

The Partnership as of December 31, 2002 has negative working capital of $323,249, which includes a payable to the General Partner of $348,077. The Partnership does not generate operating income and has no current means of settling the liability to the General Partner, but believes the fair value of its assets are sufficient to meet their current obligations if necessary. The General Partner, should it become necessary, has agreed to either extend the payment terms until the Partnership can comfortably pay the balance or make other mutually acceptable arrangements to settle the payable by transfer, sale or assignment of Partnership assets.

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

On May 21, 2001, Basic issued a Notice to Stockholders of Preemptive Rights. The Partnership purchased an additional 19,000 shares of common stock at $380,000. The Partnership at December 31, 2002 owns a total of 5.39%, or 219,500 shares of Basic's outstanding common stock.

Liquidity - General Partner

The Managing General Partner has a highly leveraged capital structure with approximately $124.0 million of principal due between December 31, 2002 and December 31, 2004. The Managing General Partner is constantly monitoring its cash position and its ability to meet its financial obligations as they become due, and in this effort, is continually exploring various strategies for addressing its current and future liquidity needs. The Managing General Partner regularly pursues and evaluates recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities.

Based on current production, commodity prices and cash flow from operations, the Managing General Partner has adequate cash flow to fund debt service, developmental projects and day to day operations, but it is not sufficient to build a cash balance which would allow the Managing General Partner to meet its debt principal maturities scheduled for 2004. Therefore the Managing General Partner must renegotiate the terms of its various obligations or seek new lenders or equity investors in order to meet its financial obligations, specifically those maturing in 2004. The Managing General Partner would also consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the debt holders will agree to a course of action consistent with the Managing General Partner's requirements in restructurings the obligations. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner.

Recent Accounting Pronouncements
The FASB has is sued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Assessment by the General Partner revealed this pronouncement to have no impact on the partnership.

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

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Report                                             14

Balance Sheets                                                          15

Statements of Operations                                                16

Statement of Changes in Partners' Equity                                17

Statements of Cash Flows                                                18

Notes to Financial Statements                                           19

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Partners III, L.P.
(A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Partners III, L.P. (the "Partnership") as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Partners III, L.P. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.






                                                  KPMG LLP



Midland, Texas
March 14, 2003

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2002 and 2001


                                   2002      2001
                                   ----      ----
Assets

Current asset:
Cash and cash equivalents     $  24,828    28,120
                                 --------  --------
                                 --        --
  Total current assets           24,828    28,120
                                 --------  --------
                                 --        --
Investment                       380,000   380,000
                                 --------  --------
                                 --        --
  Total assets                $  404,828   408,120
                                 ======    ======


Liabilities  and   Partners'
Equity

Current liabilities:
Payable to General Partner    $  348,077   345,758
                                 --------  --------
                                 --        --
  Total current liabilities      348,077   345,758
                                 --------  --------
                                 --        --
Partners' equity:
 General Partner                 (908,313  (907,471
                                 )         )
 Limited partners                965,064   969,833
                                 --------  --------
                                 --        --
  Total partners' equity         56,751    62,362
                                 --------  --------
                                 --        --
                              $  404,828   408,120
                                 ======    ======

















                  The accompanying notes are an integral
                   part of these financial statements.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
                Years Ended December 31, 2002, 2001 and 2000

                              2002      2001      2000
                              ----      ----      ----

Revenues

Interest income           $ 220       4,021     11,403
                            --------  --------  --------
                            --        --        --
                            220       4,021     11,403
                            --------  --------  --------
                            --        --        --
Expenses

General              and    5,831     5,664     74,572
administrative
                            --------  --------  --------
                            --        --        --
                            5,831     5,664     74,572
                            --------  --------  --------
                            --        --        --
Net loss                  $ (5,611)   (1,643)   (63,169)
                            ======    ======    ======
 Net loss allocated to:

 General Partner          $ (842)     (246)     (9,475)
                            ======    ======    ======
 Limited partners         $ (4,769)   (1,397)   (53,694)
                            ======    ======    ======
   Per  limited  partner  $ (28)      (8)       (314)
unit
                            ======    ======    ======

























                  The accompanying notes are an integral
                   part of these financial statements.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years Ended December 31, 2002, 2001 and 2000


                                 General   Limited
                                 Partner   Partners   Total
                                 --------  --------   -----
Balance - December 31, 1999   $  (897,750  1,024,92  127,174
                                 )         4

Net loss                         (9,475)   (53,694)  (63,169)
                                 --------  --------  --------
                                 --        ----      --
Balance - December 31, 2000      (907,225  971,230   64,005
                                 )

Net loss                         (246)     (1,397)   (1,643)
                                 --------  --------  --------
                                 --        ----      --
Balance - December 31, 2001      (907,471  969,833   62,362
                                 )

Net loss                         (842)     (4,769)   (5,611)
                                 --------  --------  --------
                                 --        ----      --
Balance - December 31, 2002   $  (908,313  965,064   56,751
                                 )
                                 ======    =======   ======































                  The accompanying notes are an integral
                   part of these financial statements.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years Ended December 31, 2002, 2001 and 2000

                                 2002     2001      2000
                                 ----     ----      ----

Cash  flows from  operating
activities:

 Paid to suppliers           $ (3,512)  (13)      -
 Interest received             220      4,021     11,403
                               -------  -------   --------
                               -----    ---       --
Net cash (used in) provided
by operating
 activities                    (3,292)  4,008     11,403
                               -------  -------   --------
                               -----    ---       --

Cash  flows from  investing
activities:

    Purchase    of    Basic    -        (380,00   -
Investment                              0)
                               -------  -------   --------
                               -----    ---       --

Net (decrease) increase  in
cash and cash
 equivalents                   (3,292)  (375,99   11,403
                                        2)

Beginning of period            28,120   404,112   392,709
                               -------  -------   --------
                               -----    ---       --
End of period                $ 24,828   28,120    404,112
                               =======  ======    ======

Reconciliation of net  loss
to net cash
   (used  in)  provided  by
operating activities:

Net loss                     $ (5,611)  (1,643)   (63,169)

Adjustments  to   reconcile
net loss to net cash
   (used  in)  provided  by
operating activities:

   Increase   in   accounts    2,319    5,651     74,572
payable
                               -------  -------   --------
                               -----    ---       ---
Net cash (used in) provided
by                           $ (3,292)  4,008     11,403
 operating activities
                               =======  ======    ======











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

                              Limited   General
                              Partners  Partner
                              -------   --------
Interest  income on  capital    (1)       (1)
contributions
All other revenues              85%       15%
Organization  and   offering    100%       -
costs
Syndication costs               100%       -
Amortization of organization    100%       -
costs
Gain  or  loss  on  property    85%       15%
disposition
Operating and administrative    85%       15%
costs
All other costs                 85%       15%

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

2.   Summary of Significant Accounting Policies

     Investment
     Investment in Basic Energy Services, Inc. in which the Partnership had a 5.39% interest at December 31, 2002, is accounted for by the cost method. Southwest Partners III no longer holds a 20% or more interest in Basic and exerts no significant influence over Basic's operations. Under the cost method of accounting the Partnership recognizes as income dividends received that are distributed from net accumulated earnings of an investee subsequent to the date of acquisition of the investment. The Partnership would recognize a loss when there is a loss in value in the investment, which is other than a temporary decline. In its assessment of value the Partnership considers future cash flows either in the form of dividends or other distributions from the investee or from selling it's investment to an unrelated party. Prior to December 2000, the Partnership accounted for the investment on the equity method.

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

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its assets is $17,054,500 and $17,059,762 more, as of December 31, 2002 and 2001 as that shown on the accompanying Balance Sheet in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     There were 170.925 limited partner units outstanding as of December 31, 2002, held by 528 partners.

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

     Recent Accounting Pronouncements
     The FASB has is sued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Assessment by the General Partner revealed this pronouncement to have no impact on the partnership.

3.   Liquidity - Partnership
     The Partnership as of December 31, 2002 has negative working capital of $323,249, which includes a payable to the General Partner of $348,077. The Partnership does not generate operating income and has no current means of settling the liability to the General Partner, but believes the fair value of its assets are sufficient to meet their current obligations if necessary. The General Partner, should it become necessary, has agreed to either extend the payment terms until the Partnership can comfortably pay the balance or make other mutually acceptable arrangements to settle the payable by transfer, sale or assignment of Partnership assets.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

4.   Liquidity - General Partner
     The Managing General Partner has a highly leveraged capital structure with approximately $124.0 million of principal due between December 31, 2002 and December 31, 2004. The Managing General Partner is constantly monitoring its cash position and its ability to meet its financial obligations as they become due, and in this effort, is continually exploring various strategies for addressing its current and future liquidity needs. The Managing General Partner regularly pursues and evaluates recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities.

     Based on current production, commodity prices and cash flow from operations, the Managing General Partner has adequate cash flow to fund debt service, developmental projects and day to day operations, but it is not sufficient to build a cash balance which would allow the Managing General Partner to meet its debt principal maturities scheduled for 2004. Therefore the Managing General Partner must renegotiate the terms of its various obligations or seek new lenders or equity investors in order to meet its financial obligations, specifically those maturing in 2004. The Managing General Partner would also consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the debt holders will agree to a course of action consistent with the Managing General Partner's requirements in restructurings the obligations. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner.

5.   Investment
     Common stock ownership in Basic Energy Services, Inc. was as follows:

December  31, 1997 to  March  45.89%
31, 1999
March  31,  to December  21,  44.94%
2000
December   21,    2000    to  10.57%
December 31, 2000
January  1, 2001 to May  20,  8.11%
2001
May 21, 2001 to February 13,  6.32%
2002
February   14,    2002    to  5.39%
December 31, 2002

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

     On February 13, 2002, Basic sold 600,000 shares of common stock to a group of related investors. Based on this transaction, the Partnerships ownership percentage was diluted from 6.32% to 5.39%. The Partnership at December 31, 2002 owns a total of 5.39%, or 219,500 shares of Basic's outstanding common stock.

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

     As of December 31, 2002, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil field service industry.

7.   Related Party Transactions
     Southwest Royalties, Inc., the General Partner, was paid a management fee of $70,000 during 2000 for indirect general and administrative expenses. Effective July 2000, the General Partner ceased to charge the Partnership management fees.

     Accounts payable to the General Partner at December 31, 2002 and 2001 totaled $348,077 and $345,758 and primarily represents management fees billed in previous years.

8.   Selected Quarterly Financial Results - (unaudited)

                                      Quarter
                       --------------------------------------
                                      --------

                        First     Second    Third     Fourth
2002:                   ------   -------    ------    ------
 Total revenues     $  61        63        60        36
 Total expenses        1,223     1,419     1,929     1,260
 Net loss              (1,162)   (1,356)   (1,869)   (1,224)
 Net loss per
   limited partner     (6)       (7)       (9)       (6)
unit

2001:
 Total revenues     $  2,425     1,419     104       73
 Total expenses        1,292     2,136     1,000     1,236
 Net income (loss)     1,133     (717)     (896)     (1,163)
 Net income (loss)
per
   limited partner     6         (4)       (4)       (6)
unit


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

         Name               Age               Position
H. H. Wommack, III          47      Chairman   of   the    Board,
                                    President, Director
                                    and Chief Executive Officer
James N. Chapman(1)         40      Director
William P. Nicoletti(2)     57      Director
Joseph J. Radecki,  Jr.     44      Director
(2)
Richard D. Rinehart(1)      67      Director
John M. White(2)            46      Director
Herbert  C. Williamson,     54      Director
III(1)
Bill E. Coggin              48      Executive Vice President  and
                                    Chief Financial Officer
J. Steven Person            44      Vice President, Marketing

(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee

H. H. Wommack, III has served as Chairman of the Board, President, Chief Executive Officer and a director since Southwest's founding in 1983. Since 1997 Mr. Wommack has served as President, Chief Executive Officer and Chairman of SRH, our former parent and current holder of 10% of our voting share capital. Since 1997 Mr. Wommack has served as chairman of the board of directors of Midland Red Oak Realty, Inc. From 1997 until December 2000, Mr. Wommack served as chairman of the board of directors of Basic Energy Services, Inc. and since December 2000 has continued to serve on Basic's board of directors. Prior to our formation, Mr. Wommack was a self-employed independent oil and gas producer engaged in the purchase and sale of royalty and working interests in oil and gas leases and the drilling of
well.   Mr.  Wommack  graduated from the University of  North  Carolina  at
Chapel Hill and received his law degree from the University of Texas.

James N. Chapman has served as a director since the closing of the Exchange Transaction. Mr. Chapman has been involved in the investment banking industry for 18 years, presently acting as a capital markets and strategic planning consultant with private and public companies across a range of industries, including metals, mining, manufacturing, aerospace, airline, service and healthcare. Prior to establishing an independent consulting practice, Mr. Chapman worked for The Renco Group, Inc., a multi-billion private corporation in New York, for which Mr. Chapman developed and implemented financing and merger and acquisitions strategies for Renco's diverse portfolio of companies. Prior to Renco, Mr. Chapman was a founding principal of Fieldstone Private Capital Group, a capital markets advisory firm that he joined upon its inception in August 1990. Prior to joining Fieldstone, Mr. Chapman worked for Bankers Trust Company for six years, most recently in the BT Securities Capital Markets area. Mr. Chapman received an MBA degree with distinction from the Amos Tuck School at Dartmouth College and was elected an Edward Tuck Scholar. He received his BA degree with distinction magna cum laude, at Dartmouth College, was elected to Phi Beta Kappa and was a Rufus Choate Scholar.

William P. Nicoletti has served as a director since the closing of the Exchange Transaction. Mr. Nicoletti is Managing Director of Nicoletti & Company Inc., an investment banking and financial advisory firm. He was formerly a senior officer and head of the Energy Investment Banking Groups of E. F. Hutton & Company Inc., Paine Webber, Incorporated and McDonald Investments Inc. Mr. Nicoletti is Chairman of the board of directors of Russell-Stanley Holdings, Inc., a manufacturer and marketer of steel and plastic industrial containers. He is a director of MarkWest Energy Partners, L.P., a business engaged in the gathering and processing of natural gas and the fractionation and storage of natural gas liquids. Mr. Nicoletti is also a Director and Chairman of the Audit Committee of Star Gas Partners, L.P., the nation's largest retail distributor of home heating oil and a major retail distributor of propane gas. Mr. Nicoletti is a graduate of Seton Hall University and received an MBA degree from Columbia University Graduate School of Business.

Joseph J. Radecki, Jr. has served as a director since the closing of the Exchange Transaction. Mr. Radecki is currently a Managing Director in the Leveraged Finance Group of CIBC World Markets where he is principally responsible for the firm's financial restructuring and distressed situation advisory practice. Prior to joining CIBC World Markets, Mr. Radecki was an Executive Vice President and Director of the Financial Restructuring Group of Jefferies & Company, Inc. from 1990 to 1998. From 1983 until 1990, Mr. Radecki was First Vice President in the International Capital Markets Group at Drexel Burnham Lambert, Inc., where he specialized in financial restructurings and recapitalizations. Over the past fourteen years, Mr. Radecki has been integrally involved in over 120 transactions totaling nearly $50 billion in recapitalized securities. Mr. Radeki currently serves as a Director of Wherehouse Entertainment, Inc., a music and video specialty retailer, and RBX Corporation, a manufacturer of rubber and plastic foam and other polymer products. He has previously served as Chairman of the Board of American Rice, Inc., an international rice miller and marketer, as a member of the Board of Directors of Service America Corporation, a national food service management firm, Bucyrus International, Inc., a mining equipment manufacturer, and ECO-Net, a non-profit engineering related network firm. Mr. Radecki graduated magna cum laude in 1980 from Georgetown University with a B.A. in Government.

Richard D. Rinehart has served as a director since the closing of the Exchange Transaction. Mr. Rinehart is a founding principal of PetroCap, Inc. and president of Kestrel Resources, Inc. PetroCap, Inc. provides investment and merchant banking services to a variety of clients active in the oil and gas industry. Kestrel Resources, Inc. is a privately owned oil and gas operating company. He served as Director of Coopers & Lybrand's Energy Systems and Services Division prior to the founding of Kestrel Resources, Inc. in 1992. Prior to joining Coopers & Lybrand, he was chief executive officer/founder of Dawn Information Resources, Inc., formed in 1986 and acquired by Coopers & Lybrand in early 1991. Mr. Rinehart served as CEO of Terrapet Energy Corporation during the period 1982 through 1986. Prior to the formation of Terrapet in 1982, he was employed as President of the Terrapet Division of E.I. DuPont de Nemours and Company. Before its acquisition by DuPont, he served as CEO and President of Terrapet Corp., a privately owned E & P company. Before the formation of Terrapet Corp. in 1972, he was manager of supplementary recovery methods and senior evaluation engineer with H. J. Gruy and Associates, Inc., Dallas, Texas.

John M. White has served as a director since the closing of the Exchange Transaction Mr. White is currently an oil and gas analyst with BMO Nesbitt Burns, responsible for Fixed Income research on oil, gas and energy companies. Prior to joining BMO Nesbitt Burns in 1998, Mr. White was responsible for Fixed Income research on the oil and gas industry at John
S. Herold, Inc., an independent oil and gas research and consulting firm. Mr. White's experience also includes managing a portfolio of oil and gas loans for The Bank of Nova Scotia, which included independent exploration and production companies, oil service companies, gas pipelines, gas processors and refiners. Prior to entering banking, Mr. White was with BP Exploration, where he worked primarily in exploration and production.

Herbert C. Williamson, III has served as a director since the closing of the Exchange Transaction. At present, Mr. Williamson is self-employed as a consultant. From March 2001 to March 2002 Mr. Williamson served as an investment banker with Petrie Parkman & Co. From April 1999 to March 2001 Mr. Williamson served as chief financial officer and from August 1999 to March 2001 as a director of Merlon Petroleum Company, a private oil and gas company involved in exploration and production in Egypt. Mr. Williamson served as executive vice president, chief financial officer and director of Seven Seas Petroleum, Inc., a publicly traded oil and gas exploration company, from March 1998 to April 1999. From 1995 through April 1998, he served as director in the Investment Banking Department of Credit Suisse First Boston. Mr. Williamson served as vice chairman and executive vice president of Parker and Parsley Petroleum Company, a publicly traded oil and gas exploration company (now Pioneer Natural Resources Company) from 1985 through 1995.

Bill E. Coggin has served as Vice President and Chief Financial Officer since joining General Partner in 1985. Previously, Mr. Coggin was Controller for Rod Ric Corporation, an oil and gas drilling company, and for C.F. Lawrence & Associates, a large independent oil and gas operator. Mr. Coggin received a B.S. in Education and a B.A. in Accounting from Angelo State University.

J. Steven Person has served as our Vice President, Marketing since joining General Partner in 1989. Mr. Person began in the investment industry with Dean Witter in 1983. Prior to joining General Partner, Mr. Person was a senior wholesaler with Capital Realty, Inc. While at Capital Realty, he was involved in the syndication of mortgage based securities through the major brokerage houses. Mr. Person received a B.B.A. degree from Baylor University and an M.B.A. from Houston Baptist University.

Key Employees

Jon P. Tate, age 45, has served as Vice President, Land and Assistant Secretary of General Partner since 1989. From 1981 to 1989, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as land manager. Mr. Tate is a member of the Permian Basin Landman's Association.

R. Douglas Keathley, age 47, has served as Vice President, Operations of General Partner since 1992. Before joining us, Mr. Keathley worked as a senior drilling engineer for ARCO Oil and Gas Company and in similar capacities for Reading & Bates Petroleum Co. and Tenneco Oil Co.

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The General Partner billed $70,000 during 2000, as an annual administrative fee. Effective July 31, 2000, the General Partner ceased billing management fees to the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The General Partner owns a 15 percent interest in the Partnership as a general partner. Through repurchase, the General Partner also owns 0.15 limited partner units, a 0.07% limited partner interest. The General Partner's total percentage interest ownership in the Partnership is 15.07%.

No officer or director of the General Partner owns units in the Partnership. The officers and directors of the General Partner are considered beneficial owners of the limited partner units acquired by the General Partner by virtue of their status as such. A list of beneficial owners of limited partner units, acquired by the General Partner, is as follows:

                                                 Amount and
                                                 Nature of      Percen
                                                                  t
                        Name and Address of      Beneficial       of
  Title of Class         Beneficial Owner        Ownership      Class
-------------------    ---------------------     ----------     ------
  --------------          --------------           ------       -----
Limited Partnership    Southwest  Royalties,     Directly       0.07%
Interest               Inc.                      Owns
                       Managing      General     0.15 Units
                       Partner
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701

Limited Partnership    H. H. Wommack, III        Indirectly     0.07%
Interest                                         Owns
                       Chairman    of    the     0.15 Units
                       Board,
                       President, and CEO
                       of          Southwest
                       Royalties, Inc.,
                       the  Managing General
                       Partner
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701


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

In 2002, the General Partner received no administrative fees. The General Partner ceased to charge the Partnership for administrative fees effective July 31, 2000.

The Partnership originally invested primarily all of the proceeds of the Private Placement in 2,005 shares 45.9% of Basic common stock. On May 21, 2001, Basic issued a Notice to Stockholders of Preemptive Rights. The Partnership purchased an additional 19,000 shares of common stock at $380,000. The Partnership at December 31, 2002 owns a total of 5.39%, or 219,500 shares of Basic's outstanding common stock.

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


          (b)     Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 2002.

                                Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Southwest Partners III, L.P.
                          a Delaware limited partnership



By:
                                 Southwest Royalties, Inc.,

General Partner


                          By:    /s/ H. H. Wommack, III
                                 ------------------------------------------
-----

H. H. Wommack, III, President


                          Date:  March 17, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

By:/s/ H. H. Wommack, III                    By:/s/ James N. Chapman
---------------------------                  ------------------------
--------------------                         -----------------------
H.    H.   Wommack,    III,                  James     N.    Chapman,
Chairman of the Board,                       Director
President,   Director   and
Chief Executive Officer

Date: April 17, 2003                         Date: April 17, 2003


By:/s/ William P. Nicoletti                  By:/s/     Joseph     J.
                                             Radecki, Jr.
---------------------------                  ------------------------
--------------------                         -----------------------
William    P.    Nicoletti,                  Joseph J. Radecki,  Jr.,
Director                                     Director

Date: April 17, 2003                         Date: April 17, 2003


By:/s/ Richard D. Rinehart                   By:/s/ John M. White
---------------------------                  ------------------------
--------------------                         -----------------------
Richard     D.    Rinehart,                  John M. White, Director
Director

Date: April, 2003                            Date: April 17, 2003


By:/s/      Herbert      C.
Williamson, III
---------------------------
--------------------
Herbert C. Williamson, III,
Director

Date: April 17, 2003

                         CERTIFICATIONS

          I, H.H. Wommack, III, certify that:

          1.                                                   I have
reviewed  this  annual report on Form 10-K of Southwest  Partners
III, L.P.;

          2.                                                   Based on my
knowledge,  this  annual  report  does  not  contain  any  untrue statement  of  a material fact or omit to state a  material  fact
necessary  to  make  the  statements  made,  in  light   of   the
circumstances  under  which  such  statements  were   made,   not
misleading with respect to the period covered by this annual report;

          3.                                                   Based on my
knowledge,   the   financial  statements,  and  other   financial
information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.                                                   The
registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a)                                                   designed
               such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b)                                                   evaluated
               the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c)                                                   presented in
               this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.                                                   The
registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a)                                                   all
               significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b)                                                   any fraud,
               whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.                                                   The
registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 17, 2003




/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President, Director and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Partners III, L.P.

                         CERTIFICATIONS

          I, Bill E. Coggin, certify that:

          1.                                                   I have
reviewed  this  annual report on Form 10-K of Southwest  Partners
III, L.P.;

          2.                                                   Based on my
knowledge,  this  annual  report  does  not  contain  any  untrue statement  of  a material fact or omit to state a  material  fact
necessary  to  make  the  statements  made,  in  light   of   the
circumstances  under  which  such  statements  were   made,   not
misleading with respect to the period covered by this annual report;

          3.                                                   Based on my
knowledge,   the   financial  statements,  and  other   financial
information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.                                                   The
registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a)                                                   designed
               such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b)                                                   evaluated
               the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c)                                                   presented in
               this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.                                                   The
registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a)                                                   all
               significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b)                                                   any fraud,
               whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.                                                   The
registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 17, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Partners III, L.P.

                    CERTIFICATION PURSUANT TO
                     19 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Annual Report of Southwest Partners III, Limited Partnership (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)                                                  The Report
       fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)                                                      The
       information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  April 17, 2003




/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President, Director and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Partners III, L.P.

                    CERTIFICATION PURSUANT TO
                     19 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


  In connection with the Annual Report of Southwest Partners III, Limited Partnership (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (3)                                                  The Report
       fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4)                                                      The
       information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  April 17, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Partners III, L.P.