Form 10-Q
period 2003-03-31
SOUTHWEST PARTNERS III L P
filed 2003-05-15
CIK 1038815

Page 1 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003


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

                          Yes   X   No___

        The total number of pages contained in this report is 13.

                     PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Registrant (herein also referred to as the "Partnership" has prepared the unaudited condensed financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Form 10-K Report for 2002 filed with the Securities and Exchange Commission. The December 31, 2002 balance sheet included herein has been taken from the Registrant's 2002 Form 10-K Report. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets



                                  March    December
                                   31,       31,
                                   2003      2002
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
----------

Current asset:
Cash and cash equivalents     $  24,855    24,828
                                 --------  --------
                                 --        --
  Total current assets           24,855    24,828
                                 --------  --------
                                 --        --
Investment                       380,000   380,000
                                 --------  --------
                                 --        --
  Total assets                $  404,855   404,828
                                 ======    ======


Liabilities  and   Partners'
Equity
----------------------------
------------

Current liability:
Payable to General Partner    $  349,344   348,077
                                 --------  --------
                                 --        --
  Total current liabilities      349,344   348,077
                                 --------  --------
                                 --        --
Partners' equity:
 General Partner                 (908,499  (908,313
                                 )         )
 Limited partners                964,010   965,064
                                 --------  --------
                                 --        --
  Total partners' equity         55,511    56,751
                                 --------  --------
                                 --        --
                              $  404,855   404,828
                                 ======    ======

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Operations
                                (Unaudited)

                                 Three Months Ended
                                     March 31,
                                   2003      2002
                                   ----      ----
Revenues
-------------
Interest income               $  27        61
                                 --------  --------
                                 -
                                 27        61
                                 --------  --------
                                 -
Expenses
------------
General and administrative       1,267     1,223
                                 --------  --------
                                 -
                                 1,267     1,223
                                 --------  --------
                                 -
Net loss                      $  (1,240)   (1,162)
                                 =====     =====
Net loss allocated to:

 General Partner              $  (186)     (174)
                                 =====     =====
 Limited partners             $  (1,054)   (988)
                                 =====     =====
  Per limited partner unit    $  (6)       (6)
                                 =====     =====

                        Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Cash Flows
                                (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                         2003      2002
                                                        -----     -----
                      Cash  flows  from  operating
                      activities:

                      Paid to suppliers             $  -         (13)
                      Interest received                27        61
                                                       --------  --------
                                                       -         --
                         Net   cash  provided   by     27        48
                      operating activities
                                                       --------  --------
                                                       -         --
                      Cash  flows  from  investing
                      activities:

                      Purchase      of       Basic     -         (380,000
                      Investment                                 )
                                                       --------  --------
                                                       -         --
                        Net cash used in investing     -         (380,000
                      activities                                 )
                                                       --------  --------
                                                       -         --
                      Net  increase (decrease)  in     27        (379,952
                      cash and cash equivalents                  )

                      Beginning of period              24,828    404,112
                                                       --------  --------
                                                       ---       --
                      End of period                 $  24,855    24,160
                                                       ======    ======
                      Reconciliation of  net  loss
                      to net cash
                      Provided     by    operating
                      activities:

                      Net income                    $  (1,240)   (1,162)

                      Adjustment to reconcile  net
                      loss to net
                      cash  provided by  operating
                      activities:

                      Increase in payables             1,267     1,223
                                                       --------  --------
                                                       ---       --
                      Net    cash   provided    by  $  27        48
                      operating activities
                                                       ======    ======

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

                         Limited   General
                         Partners  Partner
                         --------  -------
Interest   income    on    (1)       (1)
capital contributions
All other revenues         85%       15%
Organization        and    100%       -
offering costs
Syndication costs          100%       -
Amortization         of    100%       -
organization costs
Gain    or   loss    on    85%       15%
property disposition
Operating           and    85%       15%
administrative costs
All other costs            85%       15%

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2003, and for the three months ended March 31, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements

3.   Liquidity - Partnership
     The Partnership as of March 31, 2003 has negative working capital of $324,500 and a payable to the General Partner of $349,344. The Partnership does not generate operating income and has no current means of settling the liability to the General Partner, but believes the fair value of its assets are sufficient to meet their current obligations if necessary. The General Partner, should it become necessary, has agreed to either extend the payment terms until the Partnership can comfortably pay the balance or make other mutually acceptable arrangements to settle the payable by transfer, sale or assignment of Partnership assets.

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

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements

5.   Investments
     Common stock ownership in Basic Energy Services, Inc. was as follows:

December  31, 1997 to  March  45.89%
31, 1999
March  31,  to December  21,  44.94%
2000
December   21,    2000    to  10.57%
December 31, 2000
January  1, 2001 to May  20,  8.11%
2001
May 21, 2001 to February 13,  6.32%
2002
February  14, 2002 to  March  5.39%
31, 2003

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

     On February 13, 2002, Basic sold 600,000 shares of common stock to a group of related investors. Based on this transaction, the Partnerships ownership percentage was diluted from 6.32% to 5.39%. The Partnership at March 31, 2003 owns a total of 5.39%, or 219,500 shares of Basic's outstanding common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Southwest Partners III

General
Southwest Partners III, L.P., a Delaware limited partnership (the "Partnership"), was formed on March 11, 1997 to invest in Basic Energy Services, Inc. ("Basic"), an oilfield service company which provides services and products to oil and gas operators for the workover, maintenance and plugging of existing oil and gas wells in the southwestern United States. As of March 31, 2003, the Partnership owned a 5.39%
interest in Basic, which is accounted for using the cost method of accounting.

Results of Operations
For the quarter ended March 31, 2003

Revenues
Revenues consisted of interest income of $27 for the quarter ended March 31, 2003 as compared to $61 for the quarter ended March 31, 2002.

Expenses
Direct expenses totaled $1,267 and $1,223 for the quarters ended March 31, 2003 and 2002, respectively, and consisted of general and administrative expenses. General and administrative expenses primarily represent independent accounting fees incurred to audit the Partnership.

Liquidity and Capital Resources
The proceeds from the sale of partnership units in March 1997 funded the Partnership's investment in Basic.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted of interest income from a financial institution of $27.

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


                              SOUTHWEST PARTNERS III, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   General Partner


                              By:  /s/ Bill E. Coggin
                                   ----------------------------------------
                                   Bill E. Coggin, Vice-President
                                   and Chief Financial Officer





Date:  May 15, 2003

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

Date:  May 15, 2003



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

Date:  May 15, 2003



/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Partners III, L.P.