Form 10-Q/A
period 2003-03-31
SOUTHWEST PARTNERS III L P
filed 2003-05-15
CIK 1038815

Page 1 of 15
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

Date:  May 15, 2003



/s/ H. H. Wommack, III
H. H. Wommack, III
Chairman, President and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Partners III, L.P.

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

                      CERTIFICATION PURSUANT TO
                       19 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Partners III, Limited Partnership (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

                      CERTIFICATION PURSUANT TO
                       19 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of Southwest Partners III, Limited Partnership (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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