Form 10-Q
period 2003-06-30
SOUTHWEST PARTNERS III L P
filed 2003-08-14
CIK 1038815

Page 17 of 17
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

                            Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes ___ No   X

         The total number of pages contained in this report is 17

                     PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Registrant (herein also referred to as the "Partnership" has prepared the unaudited condensed financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Form 10-K Report for 2002 filed with the Securities and Exchange Commission. The December 31, 2002 balance sheet included herein has been derived from the Registrant's 2002 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results for the full year.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets



                                 June 30,  December
                                             31,
                                   2003      2002
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
----------

Current asset:
Cash and cash equivalents     $  24,376    24,828
                                 --------  --------
                                 --        --
  Total current assets           24,376    24,828
                                 --------  --------
                                 --        --
Investment                       380,506   380,000
                                 --------  --------
                                 --        --
  Total assets                $  404,882   404,828
                                 ======    ======


Liabilities  and   Partners'
Equity
----------------------------
------------

Current liability:
Payable to General Partner    $  357,351   348,077
                                 --------  --------
                                 --        --
  Total current liabilities      357,351   348,077
                                 --------  --------
                                 --        --
Partners' equity:
 General Partner                 (909,696  (908,313
                                 )         )
 Limited partners                957,227   965,064
                                 --------  --------
                                 --        --
  Total partners' equity         47,531    56,751
                                 --------  --------
                                 --        --
                              $  404,882   404,828
                                 ======    ======

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Operations
                                (Unaudited)

                         Three Months Ended  Six Months Ended
                              June 30,           June 30,
                           2003      2002     2003      2002
Revenues                   ----      ----     ----      ----
-------------
Interest income        $ 27        63       54        123
                         --------  -------- --------  --------
                         -         -        -         -
                         27        63       54        123
                         --------  -------- --------  --------
                         -         -        -         -
Expenses
-------------
General           and    8,007     1,419    9,274     2,642
administrative
                         --------  -------- --------  --------
                         -         -        -         -
                         8,007     1,419    9,274     2,642
                         --------  -------- --------  --------
                         -         -        -         -
Net loss               $ (7,980)   (1,356)  (9,220)   (2,519)
                         =====     =====    =====     =====
Net   loss  allocated
to:

General Partner        $ (1,197)   (203)    (1,383)   (378)
                         =====     =====    =====     =====
Limited partners       $ (6,783)   (1,153)  (7,837)   (2,141)
                         =====     =====    =====     =====
Per  limited  partner  $ (40)      (7)      (46)      (13)
unit
                         =====     =====    =====     =====

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Cash Flows
                                (Unaudited)


                                       Six Months Ended
                                           June 30,
                                        2003      2002
                                        ----      ----
Cash    flows   from    operating
activities:

 Interest received                 $  54        123
                                      --------  --------
                                      ---       -
   Net cash provided by operating     54        123
activities
                                      --------  --------
                                      ---       -
Cash    flows   from    investing
activities:

 Purchase of Basic investment         (506)     -
                                      --------  --------
                                      ---       -
   Net  cash  used  in  investing     (506)     -
activities
                                      --------  --------
                                      ---       -
Net  (decrease) increase in  cash     (452)     123
and cash equivalents

 Beginning of period                  24,828    28,120
                                      --------  --------
                                      ---       -
 End of period                     $  24,376    28,243
                                      ======    =====

Reconciliation of net loss to net
cash
     provided     by    operating
activities:

Net loss                           $  (9,220)   (2,519)

Adjustments to reconcile net loss
   to   net   cash  provided   by
operating activities:

 Increase in accounts payable         9,274     2,642
                                      --------  --------
                                      ---       -
Net  cash  provided by  operating  $  54        123
activities
                                      ======    =====

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

                                 Limited   General
                                 Partners  Partner
                                 --------  -------
Interest  income on  capital     (1)       (1)
contributions
All other revenues               85%       15%
Organization  and   offering     100%      -
costs
Syndication costs                100%      -
Amortization of organization     100%      -
costs
Gain  or  loss  on  property     85%       15%
disposition
Operating and administrative     85%       15%
costs
All other costs                  85%       15%

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

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                       Notes to Financial Statements

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2003, and for the three and six months ended June 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002.

3.   Liquidity - Partnership
     The Partnership as of June 30, 2003 has negative working capital of $332,975 and a payable to the General Partner of $347,352. The Partnership does not generate operating income and has no current means of settling the liability to the General Partner, but believes the fair value of its assets are sufficient to meet their current obligations if necessary. The General Partner, should it become necessary, has agreed to either extend the payment terms until the Partnership can comfortably pay the balance or make other mutually acceptable arrangements to settle the payable by transfer, sale or assignment of Partnership assets.

4.   Liquidity - General Partner
     The General Partner has a highly leveraged capital structure with approximately $124.0 million of principal due between December 31, 2002 and December 31, 2004. The General Partner is constantly monitoring its cash position and its ability to meet its financial obligations as they become due, and in this effort, is continually exploring various strategies for addressing its current and future liquidity needs. The General Partner regularly pursues and evaluates recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities.

     Based on current production, commodity prices and cash flow from operations, the General Partner has adequate cash flow to fund debt service, developmental projects and day to day operations, but it is not sufficient to build a cash balance which would allow the General Partner to meet its debt principal maturities scheduled for 2004. Therefore the General Partner is currently seeking to renegotiate the terms of its obligations, including extending maturity dates, or to engage new lenders or equity investors in order to satisfy its financial obligations maturing in 2004.

     There can be no assurance that the General Partner's debt restructuring efforts will be successful. In the event these efforts are unsuccessful, the General Partner would need to look to other alternatives to meet its debt obligations, including potentially selling its assets. There can be no assurance, however, that the sales of assets can be successfully accomplished on terms acceptable to the General Partner.

     The liquidity of the General Partner, however, does not have a material impact on the operations of the Partnership. The partnership agreement of the Partnership allows the limited partners to elect a successor managing general partner to continue Partnership operations.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                       Notes to Financial Statements

5.   Investments
     Common stock ownership in Basic Energy Services, Inc. was as follows:

December  31, 1997 to  March  31,  45.89%
1999
March 31, to December 21, 2000     44.94%
December 21, 2000 to December 31,  10.57%
2000
January 1, 2001 to May 20, 2001    8.11%
May 21, 2001 to February 13, 2002  6.32%
February 14, 2002 to May 4, 2003   5.39%
May 5, 2003 to June 30, 2003       6.63%

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

     Basic's Board of Directors according to the Supplemental Warrant Agreement awarded all holders of EBITDA Contingent Warrants 50% of the maximum warrants that could have been earned, if the financial goals of Basic were achieved. The Partnership exercised their warrants on May 5, 2003 and purchased 50,632 shares of stock for $.01 per share. The Partnership at June 30, 2003 owns a total of 6.63%, or 270,132 shares of Basic's outstanding common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Southwest Partners III

General
Southwest Partners III, L.P., a Delaware limited partnership (the "Partnership"), was formed on March 11, 1997 to invest in Basic Energy Services, Inc. ("Basic"), an oilfield service company which provides services and products to oil and gas operators for the workover, maintenance and plugging of existing oil and gas wells in the southwestern United States. As of June 30, 2003, the Partnership owned a 6.63% interest in Basic, which is accounted for using the cost method of accounting.

Results of Operations
For the quarter ended June 30, 2003

Revenues
Revenues consisted of interest income of $27 for the quarter ended June 30, 2003 as compared to $63 for the quarter ended June 30, 2002.

Expenses
Direct expenses totaled $8,007 and $1,419 for the quarters ended June 30, 2003 and 2002, respectively, and consisted of general and administrative expenses. General and administrative expenses primarily represent independent accounting fees incurred to audit the Partnership. The increase in direct expenses is a result of the increase in independent accounting review and audit fees.

Results of Operations
For the six months ended June 30, 2003

Revenues
Revenues consisted of interest income of $54 for the six months ended June 30, 2003 as compared to $123 for the six months ended June 30, 2002.

Expenses
Direct expenses totaled $9,274 and $2,642 for the six months ended June 30, 2003 and 2002, respectively, and consisted of general and administrative expenses. General and administrative expenses primarily represent independent accounting fees incurred to audit the Partnership. The increase in direct expenses is a result of the increase in independent accounting review and audit fees.

Liquidity and Capital Resources
The proceeds from the sale of partnership units in March 1997 funded the Partnership's investment in Basic.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted of interest income from a financial institution of $54.

Net Cash Used in Investing Activities. Cash flows used in investing activities for the period consisted of an additional investment in Basic of $506.

Liquidity - General Partner
The General Partner has a highly leveraged capital structure with approximately $124.0 million of principal due between December 31, 2002 and December 31, 2004. The General Partner is constantly monitoring its cash position and its ability to meet its financial obligations as they become due, and in this effort, is continually exploring various strategies for addressing its current and future liquidity needs. The General Partner regularly pursues and evaluates recapitalization strategies and acquisition opportunities (including opportunities to engage in mergers, consolidations or other business combinations) and at any given time may be in various stages of evaluating such opportunities.

Based on current production, commodity prices and cash flow from operations, the General Partner has adequate cash flow to fund debt service, developmental projects and day to day operations, but it is not sufficient to build a cash balance which would allow the General Partner to meet its debt principal maturities scheduled for 2004. Therefore the
General Partner is currently seeking to renegotiate the terms of its obligations, including extending maturity dates, or to engage new lenders or equity investors in order to satisfy its financial obligations maturing in 2004.

There can be no assurance that the General Partner's debt restructuring efforts will be successful. In the event these efforts are unsuccessful, the General Partner would need to look to other alternatives to meet its debt obligations, including potentially selling its assets. There can be no assurance, however, that the sales of assets can be successfully accomplished on terms acceptable to the General Partner.

The liquidity of the General Partner, however, does not have a material impact on the operations of the Partnership. The partnership agreement of the Partnership allows the limited partners to elect a successor managing general partner to continue Partnership operations.

Recent Accounting Pronouncements
The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Partnership adopted this standard on January 1, 2003. The standard had no impact on the Partnership.

In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The application of SFAS 150 is not expected to have a material effect on the Partnership's financial statements. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

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

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The chief executive officer and chief financial officer of the Partnership's General Partner have evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Partnership's disclosure controls and procedures are effective to ensure that material information relating to the Partnership and the Partnership's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               31.1 Rule 13a-14(a)/15d-14(a) Certification
               31.2 Rule 13a-14(a)/15d-14(a) Certification
               32.1 Certification of Chief Executive Officer Pursuant to
 18 U.S.C. Section
                  1350, as
                  adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               32.2 Certification of Chief Financial Officer Pursuant to
18 U.S.C. Section
                  1350, as
                  adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
               of 2002

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

Date: August 14, 2003

               CERTIFICATIONS                  Exhibit 31.1


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

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date:  August 14, 2003



/s/ H. H. Wommack, III
H. H. Wommack, III
Chairman, President and Chief Executive Officer
  of Southwest Royalties, Inc., the
  General Partner of Southwest Partners III, L.P.

                 CERTIFICATIONS               Exhibit 31.2


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

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date:  August 14, 2003



/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  General Partner of Southwest Partners III, L.P.

                   CERTIFICATION PURSUANT TOExhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Partners III, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  August 14, 2003




/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President, Director and Chief Executive Officer
  of Southwest Royalties, Inc., the
  General Partner of Southwest Partners III, L.P.

                   CERTIFICATION PURSUANT TOExhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of Southwest Partners III, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  August 14, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  General Partner of Southwest Partners III, L.P.