Form 10-Q
period 2003-09-30
SOUTHWEST PARTNERS III L P
filed 2003-11-14
CIK 1038815

6 of 17
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                             (432) 686-9927
                     (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                         Yes   X   No _____

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes ____ No __X__


        The total number of pages contained in this report is 17.

                     PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Registrant (herein also referred to as the "Partnership" has prepared the unaudited condensed financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Form 10-K Report for 2002 filed with the Securities and Exchange Commission. The December 31, 2002 balance sheet included herein has been taken from the Registrant's 2002 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2003      2002
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
----------

Current asset:
Cash and cash equivalents     $  24,400    24,828
                                 --------  --------
                                 --        --
  Total current assets           24,400    24,828
                                 --------  --------
                                 --        --
Investment                       380,506   380,000
                                 --------  --------
                                 --        --
  Total assets                $  404,906   404,828
                                 ======    ======


Liabilities  and   Partners'
Equity
----------------------------
------------

Current liability:
Payable to General Partner    $  360,174   348,077
                                 --------  --------
                                 --        --
  Total current liabilities      360,174   348,077
                                 --------  --------
                                 --        --
Partners' equity:
 General Partner                 (910,116  (908,313
                                 )         )
 Limited partners                954,848   965,064
                                 --------  --------
                                 --        --
  Total partners' equity         44,732    56,751
                                 --------  --------
                                 --        --
                              $  404,906   404,828
                                 ======    ======

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Operations
                                (Unaudited)

                             Three Months Ended  Nine Months Ended
                               September 30,       September 30,
                               2003      2002      2003     2002
                               ----      ----      ----     ----
Revenues
--------
Interest income           $  25        60        78        183
                             --------  --------  --------  -------
                             -         -         -         --
                             25        60        78        183
                             --------  --------  --------  -------
                             -         -         -         --

Expenses
--------
General and                  2,823     1,929     12,097    4,571
administrative
                             --------  --------  --------  -------
                             -         -         -         --
                             2,823     1,929     12,097    4,571
                             --------  --------  --------  -------
                             -         -         -         --
Net loss                  $  (2,798)   (1,869)   (12,019)  (4,388)
                             =====     =====     =====     =====

Net loss allocated to:

General Partner           $  (420)     (280)     (1,803)   (658)
                             =====     =====     =====     =====
Limited Partners          $  (2,378)   (1,589)   (10,216)  (3,730)
                             =====     =====     =====     =====
 Per limited partner unit $                 (9)
                             (14)                (60)      (22)
                             =====     =====     =====     =====

                        Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Cash Flows
                                (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                       2003     2002
                                                       ----     ----
Cash flows from operating activities

 Interest received                                 $ 78       183
                                                     -------  --------
                                                     --       -
  Net cash provided by operating activities          78       183
                                                     -------  --------
                                                     --       -
Cash flows used in investing activities

 Purchase of Basic investment                        (506)    -
                                                     -------  --------
                                                     --       -
  Net increase (decrease) in cash and cash           (428)    183
equivalents

 Beginning of period                                 24,828   28,120
                                                     -------  --------
                                                     --       -
 End of period                                     $ 24,400   28,303
                                                     =====    =====

Reconciliation of net loss to net cash
provided by operating activities

Net loss                                           $ (12,019  (4,388)
                                                     )

Adjustments to reconcile net loss to net cash provided by operating activities

 Increase in accounts payable                        12,097   4,571
                                                     -------  -------
                                                     --
Net cash provided by operating activities          $ 78       183
                                                     =====    =====

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

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2003, and for the three and nine months ended September 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002.

3.   Liquidity - Partnership
     The Partnership as of September 30, 2003 has negative working capital of $335,800 and a payable to the General Partner of $350,000. The Partnership does not generate operating income and has no current means of settling the liability to the General Partner, but believes the fair value of its assets are sufficient to meet their current obligations if necessary. The General Partner, should it become necessary, has agreed to either extend the payment terms until the Partnership can comfortably pay the balance or make other mutually acceptable arrangements to settle the payable by transfer, sale or assignment of Partnership assets.

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

                         Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                       Notes to Financial Statements

5.   Investments
     Common stock ownership in Basic Energy Services, Inc. was as follows:

December  31, 1997 to  March  31,  45.89%
1999
March  31,  1999 to December  21,  44.94%
2000
December 21, 2000 to December 31,  10.57%
2000
January 1, 2001 to May 20, 2001    8.11%
May 21, 2001 to February 13, 2002  6.32%
February 14, 2002 to May 4, 2003   5.39%
May 5, 2003 to September 30, 2003  6.63%

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

     Basic's Board of Directors according to the Supplemental Warrant Agreement awarded all holders of EBITDA Contingent Warrants 50% of the maximum warrants that could have been earned, if the financial goals of Basic were achieved. The Partnership exercised their warrants on May 5, 2003 and purchased 50,632 shares of stock for $.01 per share. The Partnership at June 30, 2003 owned a total of 6.63%, or 270,132 shares of Basic's outstanding common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Southwest Partners III

General
Southwest Partners III, L.P., a Delaware limited partnership (the "Partnership"), was formed on March 11, 1997 to invest in Basic Energy Services, Inc. ("Basic"), an oilfield service company which provides services and products to oil and gas operators for the workover, maintenance and plugging of existing oil and gas wells in the southwestern United States. As of September 30, 2003, the Partnership owned a 6.63% interest in Basic Energy, which is accounted for using the cost method of accounting.

Results of Operations
For the quarter ended September 30, 2003

Revenues
Revenues consisted of interest income. Interest income generated $25 for the quarter ended September 30, 2003 as compared to $60 for the quarter ended September 30, 2002.

Expenses
Direct expenses for the quarter ended September 30, 2003 were $2,823 as compared to $1,929 for the quarter ended September 30, 2002, and consisted of general and administrative expenses. General and administrative expenses primarily represent independent accounting fees incurred to audit the Partnership. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

Results of Operations
For the nine months ended September 30, 2003

Revenues
Revenues consisted of interest income. Interest income generated $78 for the nine months ended September 30, 2003 as compared to $183 for the nine months ended September 30, 2002.

Expenses
Direct expenses totaled $12,097 and $4,571 for the nine months ended September 30, 2003 and 2002, respectively, and consisted of general and administrative expenses. General and administrative expenses primarily represent independent accounting fees incurred to audit the Partnership. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

Liquidity and Capital Resources

The proceeds from the sale of partnership units in March 1997 funded the Partnership's investment in Basic.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted primarily of interest income from a financial institution of $78.

Net Cash Used in Investing Activities. Cash flows used in investing activities for the period consisted of an additional investment in Basic of $506.

Liquidity - General Partner
In  previous  reports  the Partnership provided that the  Managing  General
Partner had $124.0 million of principal scheduled to mature between December 31, 2002 and December 31, 2004. Subsequent to September 30, 2003 the Managing General Partner refinanced the majority of its debt obligations and currently has $71.7 million in debt scheduled to mature on June 1, 2006 and $40.0 million in debt scheduled to mature on October 15, 2008. The Managing General Partner believes that it has adequate cash flows to meet its debt principal maturities scheduled for 2004.

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

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The senior management of the Partnership's Managing General Partner is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer of officers and principal financial officer or officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Partnership carried out an evaluation, with the participation of the Chief Executive
Officer and Chief Financial Officer of the Managing General Partner, as well as other key members of the Managing General Partner's management, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. There have not been any changes in the Partnership's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the Partnership's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

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


                              SOUTHWEST PARTNERS III, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ------------------------------
                                   Bill E. Coggin, Executive Vice President
                                   and Chief Financial Officer


Date:  November 14, 2003

                    SECTION 302 CERTIFICATION                Exhibit 31.1


I, H.H. Wommack, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Partners III, L.P.

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  November 14, 2003           /s/ H.H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Partners III, L.P.

                    SECTION 302 CERTIFICATION                Exhibit 31.2


I, Bill E. Coggin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Partners III, L.P.

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  November 14, 2003           /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Partners III, L.P.

                                              CERTIFICATION PURSUANT TO
                               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Partners III, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 14, 2003




/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President, Director and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Partners III, L.P.

                                             CERTIFICATION PURSUANT TO
                               Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of Southwest Partners III, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18
U.S.C.   1350,  as  adopted pursuant to  906 of the Sarbanes-Oxley  Act  of
2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date: November 14, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Partners III, L.P.