Form 10-K
period 2003-12-31
SOUTHWEST PARTNERS III L P
filed 2004-05-18
CIK 1038815

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Indicate  by check mark whether the registrant is an accelerated filer  (as
defined in Exchange Act Rule 12b-2).     Yes     No  X

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

The  total  number of pages contained in this report is 31.   The  exhibits
begin on page 29.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          4

 3.  Legal Proceedings                                                   5

 4.  Submission of Matters to a Vote of Security Holders                 5

                                 Part II

 5.  Market for Registrant's Common Equity, Related
     Stockholder Matters and Issuer Purchases of Equity Securities       6

 6.  Selected Financial Data                                             7

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                       8

7A.  Quantitative and Qualitative Disclosures About Market Risk          9

 8.  Financial Statements and Supplementary Data                        10

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             21

9A.  Controls and Procedures                                            21

                                 Part III

10.  Directors and Executive Officers of the Registrant                 22

11.  Executive Compensation                                             24

12.  Security Ownership of Certain Beneficial Owners and
     Management and Related Stockholder Matters                         24

13.  Certain Relationships and Related Transactions                     25

14.  Principal Accountant Fees and Services                             25

                                 Part IV

15.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        26

     Signatures                                                         27

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

Basic's Board of Directors according to the Supplemental Warrant Agreement awarded all holders of EBITDA Contingent Warrants 50% of the maximum warrants that could have been earned, if the financial goals of Basic were achieved. The Partnership exercised their warrants on May 5, 2003 and purchased 50,632 shares of stock for $.01 per share. The Partnership at December 31, 2003 owned a total of 6.39%, or 270,132 shares of Basic's outstanding common stock.

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The General Partner of the Partnership, and its staff of 81 individuals, together with certain independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership. The Partnership has no employees.

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

Partnership Employees
The Partnership has no employees; however the General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2003 there were 81 individuals directly employed by the General Partner in various capacities.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2003 through the solicitation of proxies or otherwise.

                                 Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The General Partner has the right, but not the obligation in accordance with the obligations set forth in the partnership agreement, to purchase limited partnership units should an investor desire to sell. The investor must give written notice of intentions to dispose of their units to the General Partner along with the nature and terms of the proposed disposition. The notice shall be deemed to constitute an offer to sell the units to the General Partner. The General Partner has 15 days from the date of the offer to indicate in writing to the investor its decision as to whether it will purchase all or any of the offered units.

                   Issuer Purchases of Equity Securities
                                                   Maximum
                                       Total     Number (or
                                      Number
                                     of Units    Approximat
                                                      e
                                     Purchased    Value) of
                                        as          Units
                                      Part of     that May
                                     Publicly      Yet Be
               Total                 Announced    Purchased
              Number
             of Units     Average    Plans or     Under the
                           Price                    Plans
Period(1)    Purchased   Paid Per    Programs        or
                           Unit                   Programs
October 1-
   31,
   2003          -      $     -          -           N/A
November 1-
   30,
   2003          -            -          -           N/A
December 1-
   31,
   2003          -            -          -           N/A
  TOTALS         -      $     -

(1) In January 2003, the General Partner purchased a total of 0.25 limited partner units from limited partners at an average base price of $100,000 per unit. As of December 31, 2002, no limited partner units were purchased by the General Partner. As of December 31, 2001 the General Partner purchased 0.15 limited partner units for $13,950. These discretionary repurchases were made based upon the partnership agreement criteria.
Number of Limited Partner Interest Holders
As of December 31, 2003, there were 524 holders of limited partner units in the Partnership.

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

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 should be read in conjunction with the financial statements included in Item 8:

                                       Years ended December 31,
                                --------------------------------------

                              2003     2002      2001      2000     1999
                              ----     ----      ----      ----     ----

Revenues                 $  103      220       4,021     11,403   11,164

Equity     loss      in
unconsolidated
 subsidiary                 -        -         -         -        (2,005,0
                                                                  00)

Net loss                    (10,755) (5,611)   (1,643)   (63,169) (2,120,4
                                                                  33)

Partners' share of  net
loss:

General partner             (1,613)  (842)     (246)     (9,475)  (318,065
                                                                  )

Limited partners            (9,142)  (4,769)   (1,397)   (53,694) (1,802,3
                                                                  68)

Limited partners' net
 loss per unit              (53)     (28)      (8)       (314)    (10,545)

Total assets             $  404,931  404,828   408,120   404,112  392,709

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

The Partnership intends to wind up its operations and distribute its assets or the proceeds therefrom on or before December 31, 2008, at which time the Partnership's existence will terminate, unless sooner terminated or extended in accordance with the terms of the Partnership agreement. As of December 31, 2003, the Partnership owned a 6.39% interest in Basic, which is accounted for using the cost method of accounting.

Results of Operations
For the year ended December 31, 2003

Revenues
Revenues consisted of interest income. The surplus cash remaining before and after the May 21, 2001 additional investment in Basic generated interest income of $103.

Expenses
Direct expenses totaled $10,858 for the year, relating to general and administrative. General and administrative expenses primarily represent independent accounting fees incurred to perform quarterly reviews and the annual audit of the Partnership.

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

Revenue and Distribution Comparison

Partnership losses for the years ended December 31, 2003, 2002 and 2001 were $10,755, $5,611 and $1,643, respectively. Since inception of the Partnership, no cash distributions have been made to the partners.

Liquidity and Capital Resources

Cash flows provided by (used in) operating activities were approximately $103 in 2003 compared to $(3,292) in 2002 and approximately $4,008 in 2001. Cash flows provided by operating activities for 2003 represent interest income.

Cash  flows used in investing activities were approximately $500  in  2003.
There  were  no cash flows used in investing activities during 2002.   Cash
flows used in investing activities were approximately $380,000 in 2001.

There were no cash flows used in financing activities during 2003, 2002 and 2001.

The Partnership as of December 31, 2003 has negative working capital of $334,510, which includes a payable to the General Partner of $358,936. The Partnership does not generate operating income and has no current means of settling the liability to the General Partner, but believes the fair value of its assets are sufficient to meet their current obligations if necessary. The General Partner, should it become necessary, has agreed to either extend the payment terms until the Partnership can comfortably pay the balance or make other mutually acceptable arrangements to settle the payable by transfer, sale or assignment of Partnership assets.

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

Basic's Board of Directors according to the Supplemental Warrant Agreement awarded all holders of EBITDA Contingent Warrants 50% of the maximum warrants that could have been earned, if the financial goals of Basic were achieved. The Partnership exercised their warrants on May 5, 2003 and purchased 50,632 shares of stock for $.01 per share. The Partnership at December 31, 2003 owned a total of 6.39%, or 270,132 shares of Basic's outstanding common stock.

Liquidity - General Partner

As of December 31, 2003, the Managing General Partner is in violation of several covenants pertaining to their Amended and Restated Revolving Credit Agreement due June 1, 2006 and their Senior Second Lien Secured Credit
Agreement due October 15, 2008. Due to the covenant violations, the Managing General Partner is in default under their Amended and Restated Revolving Credit Agreement and the Senior Second Lien Secured Credit Agreement, and all amounts due under these agreements have been classified as a current liability on the Managing General Partner's balance sheet at December 31, 2003. The significant working capital deficit and debt being in default at December 31, 2003, raise substantial doubt about the Managing General Partner's ability to continue as a going concern.

Subsequent to December 31, 2003, the Board of Directors of the Managing General Partner announced its decision to explore a merger, sale of the stock or other transaction involving the Managing General Partner. The Board has formed a Special Committee of independent directors to oversee the sales process. The Special Committee has retained independent financial and legal advisors to work closely with the management of the Managing General Partner to implement the sales process. There can be no assurance that a sale of the Managing General Partner will be consummated or what terms, if consummated, the sale will be on.

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

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors' Report                                            11

Balance Sheets                                                          12

Statements of Operations                                                13

Statement of Changes in Partners' Equity                                14

Statements of Cash Flows                                                15

Notes to Financial Statements                                           16

                       INDEPENDENT AUDITORS' REPORT

The Partners
Southwest Partners III, L.P.
(A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Partners III, L.P. (the "Partnership") as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Partners III, L.P. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.






                                                  KPMG LLP



Midland, Texas
March 19, 2004, except as to Note 8, which is as of May 3, 2004

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2003 and 2002


                                   2003      2002
                                   ----      ----
Assets

Current asset:
Cash and cash equivalents     $  24,425    24,828
                                 --------  --------
                                 --        --
  Total current assets           24,425    24,828
                                 --------  --------
                                 --        --
Investment                       380,506   380,000
                                 --------  --------
                                 --        --
  Total assets                $  404,931   404,828
                                 ======    ======


Liabilities  and   Partners'
Equity

Current liabilities:
Payable to General Partner    $  358,935   348,077
                                 --------  --------
                                 --        --
  Total current liabilities      358,935   348,077
                                 --------  --------
                                 --        --
Partners' equity:
 General Partner                 (909,926  (908,313
                                 )         )
 Limited partners                955,922   965,064
                                 --------  --------
                                 --        --
  Total partners' equity         45,996    56,751
                                 --------  --------
                                 --        --
                              $  404,931   404,828
                                 ======    ======

















                  The accompanying notes are an integral
                   part of these financial statements.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
                Years Ended December 31, 2003, 2002 and 2001

                              2003      2002      2001
                              ----      ----      ----

Revenues

Interest income           $ 103       220       4,021
                            --------  --------  --------
                            --        --        --
                            103       220       4,021
                            --------  --------  --------
                            --        --        --
Expenses

General              and    10,858    5,831     5,664
administrative
                            --------  --------  --------
                            --        --        --
                            10,858    5,831     5,664
                            --------  --------  --------
                            --        --        --
Net loss                  $ (10,755)  (5,611)   (1,643)
                            ======    ======    ======
 Net loss allocated to:

 General Partner          $ (1,613)   (842)     (246)
                            ======    ======    ======
 Limited partners         $ (9,142)   (4,769)   (1,397)
                            ======    ======    ======
   Per  limited  partner  $ (53)      (28)      (8)
unit
                            ======    ======    ======























                  The accompanying notes are an integral
                   part of these financial statements.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years Ended December 31, 2003, 2002 and 2001

                                 General   Limited
                                 Partner   Partners   Total
                                 --------  --------   -----

Balance - December 31, 2000   $  (907,225  971,230   64,005
                                 )

Net loss                         (246)     (1,397)   (1,643)
                                 --------  --------  --------
                                 --        ----      --
Balance - December 31, 2001      (907,471  969,833   62,362
                                 )

Net loss                         (842)     (4,769)   (5,611)
                                 --------  --------  --------
                                 --        ----      --
Balance - December 31, 2002      (908,313  965,064   56,751
                                 )

Net loss                         (1,613)   (9,142)   (10,755)
                                 --------  --------  --------
                                 --        ----      --
Balance - December 31, 2003   $  (909,926  955,922   45,996
                                 )
                                 ======    =======   ======





























                  The accompanying notes are an integral
                   part of these financial statements.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years Ended December 31, 2003, 2002 and 2001

                                              2003     2002     2001
                                              ----     ----     ----

Cash flows from operating activities:

 Paid to suppliers                        $ -         (3,512)  (13)
 Interest received                          103       220      4,021
                                            -------   -------  -------
                                            ---       -----    ---
    Net   cash  provided  by  (used   in)
operating
   activities                               103       (3,292)  4,008
                                            -------   -------  -------
                                            ---       -----    ---

Cash flows from investing activities:

 Purchase of Basic Investment               (506)     -        (380,00
                                                               0)
                                            -------   -------  -------
                                            ---       -----    ---
Net decrease in cash and cash equivalents   (403)     (3,292)  (375,99
                                                               2)

Beginning of period                         24,828    28,120   404,112
                                            -------   -------  -------
                                            ---       -----    ---
End of period                             $ 24,425    24,828   28,120
                                            ======    =======  ======

Reconciliation of net loss to net cash
   (used   in)   provided  by   operating
activities:

Net loss                                  $ (10,755   (5,611)  (1,643)
                                            )

Adjustments to reconcile net loss to  net
cash
   (used   in)   provided  by   operating
activities:

 Increase in accounts payable               10,858    2,319    5,651
                                            -------   -------  -------
                                            ----      -----    ---

Net cash provided by (used in)
 operating activities                     $ 103       (3,292)  4,008
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

2.   Summary of Significant Accounting Policies

     Investment
     Investment in Basic Energy Services, Inc. in which the Partnership had a 6.39% interest at December 31, 2003, is accounted for by the cost method. Southwest Partners III no longer holds a 20% or more interest in Basic and exerts no significant influence over Basic's operations. Under the cost method of accounting the Partnership recognizes as income dividends received that are distributed from net accumulated earnings of an investee subsequent to the date of acquisition of the investment. The Partnership would recognize a loss when there is a loss in value in the investment, which is other than a temporary decline. In its assessment of value the Partnership considers future cash flows either in the form of dividends or other distributions from the investee or from selling it's investment to an unrelated party. Prior to December 2000, the Partnership accounted for the investment on the equity method.

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

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its assets is $17,054,500 and $17,054,500 more, as of December 31, 2003 and 2002 as that shown on the accompanying Balance Sheet in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     There were 170.93 limited partner units outstanding as of December 31, 2003, held by 524 partners.

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

3.   Liquidity - Partnership
     The Partnership as of December 31, 2003 has negative working capital of $334,510, which includes a payable to the General Partner of $358,936. The Partnership does not generate operating income and has no current means of settling the liability to the General Partner, but believes the fair value of its assets are sufficient to meet their current obligations if necessary. The General Partner, should it become necessary, has agreed to either extend the payment terms until the Partnership can comfortably pay the balance or make other mutually acceptable arrangements to settle the payable by transfer, sale or assignment of Partnership assets.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

4.   Liquidity - General Partner
     As of December 31, 2003, the Managing General Partner is in violation of several covenants pertaining to their Amended and Restated Revolving Credit Agreement due June 1, 2006 and their Senior Second Lien Secured Credit Agreement due October 15, 2008. Due to the covenant violations, the Managing General Partner is in default under their Amended and Restated Revolving Credit Agreement and the Senior Second Lien Secured Credit Agreement, and all amounts due under these agreements have been classified as a current liability on the Managing General Partner's balance sheet at December 31, 2003. The significant working capital deficit and debt being in default at December 31, 2003, raise substantial doubt about the Managing General Partner's ability to continue as a going concern.

     Subsequent to December 31, 2003, the Board of Directors of the Managing General Partner announced its decision to explore a merger, sale of the stock or other transaction involving the Managing General Partner. The Board has formed a Special Committee of independent directors to oversee the sales process. The Special Committee has retained independent financial and legal advisors to work closely with the management of the Managing General Partner to implement the sales process. There can be no assurance that a sale of the Managing General Partner will be consummated or what terms, if consummated, the sale will be on.

5.   Investment
     Common stock ownership in Basic Energy Services, Inc. was as follows:

December  31, 1997 to  March  45.89%
31, 1999
March  31,  to December  21,  44.94%
2000
December   21,    2000    to  10.57%
December 31, 2000
January  1, 2001 to May  20,  8.11%
2001
May 21, 2001 to February 13,  6.32%
2002
February 14, 2002 to May  4,  5.39%
2003
May  5, 2003 to December 31,  6.39%
2003

     Southwest Partners III consist entirely of an investment in Basic's common stock. The investment had been accounted for using the equity method. Based on the December 21, 2000 transaction discussed below, the Partnership changed its accounting for the investment to the cost method. Southwest Partners III no longer holds a 20% or more interest in Basic and exerts no significant influence over Basic's operations.

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

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

5.   Investment - continued
     On  February 13, 2002, Basic sold 600,000 shares of common stock to  a
     group   of   related  investors.   Based  on  this  transaction,   the
     Partnerships ownership percentage was diluted from 6.32% to 5.39%.

     Basic's Board of Directors according to the Supplemental Warrant Agreement awarded all holders of EBITDA Contingent Warrants 50% of the maximum warrants that could have been earned, if the financial goals of Basic were achieved. The Partnership exercised their warrants on May 5, 2003 and purchased 50,632 shares of stock for $.01 per share. The Partnership at December 31, 2003 owned a total of 6.39%, or 270,132 shares of Basic's outstanding common stock.

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

     As of December 31, 2003, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil field service industry.

7.   Related Party Transactions
     Accounts payable to the General Partner at December 31, 2003 and 2002 totaled $358,935 and $348,077 and primarily represents management fees billed in previous years.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

8.   Subsequent Event
     Subsequent to December 31, 2003, the Managing General Partner announced that its Board of Directors had decided to explore a merger or sale of the stock of the Company. The Board formed a Special Committee of independent directors to oversee the sale process. The Special Committee retained independent financial and legal advisors to work closely with management to implement the sale process.

     On May 3, 2004, the Managing General Partner entered into a cash merger agreement to sell all of its stock to Clayton Williams Energy, Inc. The cash merger price is being negotiated, but is expected to be approximately $45 per share. The transaction, which is subject to approval by the Managing General Partner's shareholders, is expected to close no later than May 21, 2004.

9.   Selected Quarterly Financial Results - (unaudited)
                                      Quarter
                       --------------------------------------
                                      --------

                        First     Second    Third     Fourth
2003:                   ------   -------    ------    ------
 Total revenues     $  27        27        25        24
 Total expenses        1,267     8,007     2,823     (1,239)
 Net income (loss)     (1,240)   (7,980)   (2,798)   1,263
 Net income (loss)
per
   limited partner     (6)       (40)      (14)      7
unit

2002:
 Total revenues     $  61        63        60        36
 Total expenses        1,223     1,419     1,929     1,260
 Net loss              (1,162)   (1,356)   (1,869)   (1,224)
 Net loss per
   limited partner     (6)       (7)       (9)       (6)
unit

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.                                             Controls and
Procedures

Disclosure Controls and Procedures
As of the year ended December 31, 2003, H.H. Wommack, III, President and Chief Executive Officer of the Managing General Partner, and Bill E. Coggin, Executive Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

     The disclosure controls and procedures of the Partnership were effective in ensuring that information required to be disclosed by the Partnership in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     The disclosure controls and procedures of the Partnership were effective in ensuring that material information required to be disclosed by the Partnership in the report it filed or submitted under the Exchange Act was accumulated and communicated to the Managing General Partner's management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, it internal control over financial reporting.

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

         Name               Age               Position
H. H. Wommack, III          48      Chairman   of   the    Board,
                                    President, Director
                                    and Chief Executive Officer
James N. Chapman(1)         41      Director
William P. Nicoletti(2)     58      Director
Joseph J. Radecki,  Jr.     45      Director
(2)
Richard D. Rinehart(1)      68      Director
John M. White(2)            48      Director
Herbert  C. Williamson,     55      Director
III(1)
Bill E. Coggin              49      Executive Vice President  and
                                    Chief Financial Officer
J. Steven Person            45      Vice President, Marketing

(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee

H. H. Wommack, III has served as Chairman of the Board, President, Chief Executive Officer and a director since Southwest's founding in 1983. Since 1997 Mr. Wommack has served as President, Chief Executive Officer and Chairman of SRH, Southwest's former parent and current holder of 10% of its voting share capital. SRH holds an equity investment in Southwest and in Basic Energy Services. Since 1997 Mr. Wommack has served as chairman of the board of directors of Midland Red Oak Realty, Inc. Midland Red Oak Realty owns and manages commercial real estate properties, including shopping centers and office buildings, in secondary real estate markets in the Southwestern United States. From 1997 until December 2000, Mr. Wommack served as chairman of the board of directors of Basic Energy Services, Inc. and since December 2000 has continued to serve on Basic's board of directors. Basic provides certain well services for oil and gas companies. Prior to Southwest's formation, Mr. Wommack was a self-employed independent oil and gas producer engaged in the purchase and sale of royalty and working interests in oil and gas leases and the drilling of wells. Mr. Wommack graduated from the University of North Carolina at Chapel Hill and received his law degree from the University of Texas.

James N. Chapman has served as a director since April 19, 2002. Mr. Chapman is associated with Regiment Capital Advisors, LLC, which he joined in January 2003. Prior to Regiment, Mr. Chapman acted as a capital markets and strategic planning consultant with private and public companies, as well as hedge funds, across a range of industries. Prior to establishing an independent consulting practice, Mr. Chapman worked for The Renco Group, Inc. from December 1996 to December 2001. Prior to Renco, Mr. Chapman was a founding principal of Fieldstone Private Capital Group in August 1990. Prior to joining Fieldstone, Mr. Chapman worked for Bankers Trust Company from July 1985 to August 1990, most recently in the BT Securities capital markets area. Mr. Chapman serves as a member of the board of directors of Anchor Glass Container Corporation, Davel Communications, Inc., Coinmach Corporation, as well as a number of private companies.

William P. Nicoletti has served as a director since April 19, 2002. Mr. Nicoletti is Managing Director of Nicoletti & Company Inc., an investment banking and financial advisory firm he founded in 1991. He was previously a senior officer and head of the Energy Investment Banking Groups of E. F. Hutton & Company Inc. and Paine Webber, Incorporated. From March 1998 until June 1990 he was a managing director and co-head of Energy Investment Banking at McDonald Investments Inc. Mr. Nicoletti is a director and Chairman of the Audit Committee of Star Gas Partners, L.P., the nation's largest retail distributor of home heating oil and a major retail distributor of propane gas. He is also a director of MarkWest Energy Partners, L.P., a business engaged in the gathering and processing of natural gas and the fractionation and storage of natural gas liquids, and Russell-Stanley Holdings, Inc., a manufacturer and marketer of steel and plastic industrial containers. Mr. Nicoletti is a graduate of Seton Hall University and received an MBA degree from Columbia University Graduate School of Business.

Joseph J. Radecki, Jr. has served as a director since April 19, 2002. Mr. Radecki is currently a Managing Director in the Leveraged Finance Group of CIBC World Markets where he is principally responsible for the firm's financial restructuring and distressed situation advisory practice. Prior to joining CIBC World Markets in 1998, Mr. Radecki was an Executive Vice President and Director of the Financial Restructuring Group of Jefferies & Company, Inc. beginning in 1990. From 1983 until 1990, Mr. Radecki was First Vice President in the International Capital Markets Group at Drexel Burnham Lambert, Inc., where he specialized in financial restructurings and recapitalizations. Over the past fourteen years, Mr. Radecki has been integrally involved in over 120 transactions totaling nearly $50 billion in recapitalized securities. Mr. Radecki currently serves as a Director of RBX Corporation, a manufacturer of rubber and plastic foam and other polymer products. He previously served as a Director of Wherehouse Entertainment, Inc., a music and video specialty retailer, as Chairman of the Board of American Rice, Inc., an international rice miller and marketer, as a member of the Board of Directors of Service America
Corporation, a national food service management firm, Bucyrus International, Inc., a mining equipment manufacturer, and ECO-Net, a non-profit engineering related network firm. Mr. Radecki graduated magna cum laude in 1980 from Georgetown University with a B.A. in Government.

Richard D. Rinehart has served as a director since April 19, 2002. Mr. Rinehart is a founding principal of PetroCap, Inc. and president of Kestrel Resources, Inc. PetroCap, Inc. provides investment and merchant banking services to a variety of clients active in the oil and gas industry. Kestrel Resources, Inc. is a privately owned oil and gas operating company. He served as Director of Coopers & Lybrand's Energy Systems and Services Division prior to the founding of Kestrel Resources, Inc. in 1992. Prior to joining Coopers & Lybrand, he was chief executive officer/founder of Dawn Information Resources, Inc., formed in 1986 and acquired by Coopers & Lybrand in early 1991. Mr. Rinehart served as CEO of Terrapet Energy Corporation during the period 1982 through 1986. Prior to the formation of Terrapet in 1982, he was employed as President of the Terrapet Division of E.I. DuPont de Nemours and Company. Before its acquisition by DuPont, he served as CEO and President of Terrapet Corp., a privately owned E & P company. Before the formation of Terrapet Corp. in 1972, he was manager of supplementary recovery methods and senior evaluation engineer with H. J. Gruy and Associates, Inc., Dallas, Texas.

John White has served as a director since April 19, 2002. Mr. White became an equity analyst for Harris Nesbitt Gerard following the acquisition by BMO Financial Group in 2003. He had joined BMO Nesbitt Burns in 1998, responsible for high yield research on oil, gas and energy companies.
Previously, Mr. White worked at John S. Herold, Inc., an independent oil and gas research and consulting firm, where he was responsible for fixed income research on the oil and gas industry. His prior experience also included four years managing a portfolio of oil and gas loans for The Bank of Nova Scotia. Before entering financial services, Mr. White was with BP, where he worked in exploration and production for seven years. At BP, his experience was primarily in the basins of the Mid-Continent and Rocky Mountain regions. Mr. White is a graduate of The University of Oklahoma.

Herbert C. Williamson, III has served as a director since April 19, 2002. At present, Mr. Williamson is self-employed as a consultant. From March 2001 to March 2002 Mr. Williamson served as an investment banker with Petrie Parkman & Co. From April 1999 to March 2001 Mr. Williamson served as chief financial officer and from August 1999 to March 2001 as a director of Merlon Petroleum Company, a private oil and gas company involved in exploration and production in Egypt. Mr. Williamson served as executive vice president, chief financial officer and director of Seven Seas Petroleum, Inc., a publicly traded oil and gas exploration company, from March 1998 to April 1999. From 1995 through April 1998, he served as director in the Investment Banking Department of Credit Suisse First Boston. Mr. Williamson served as vice chairman and executive vice president of Parker and Parsley Petroleum Company, a publicly traded oil and gas exploration company (now Pioneer Natural Resources Company) from 1985 through 1995.

Bill E. Coggin has served as Vice President and Chief Financial Officer since joining the Managing General Partner in 1985. Previously, Mr. Coggin was Controller for Rod Ric Corporation, an oil and gas drilling company, and for C.F. Lawrence & Associates, a large independent oil and gas operator. Mr. Coggin received a B.S. in Education and a B.A. in Accounting from Angelo State University.

J. Steven Person has served as Vice President, Marketing since joining the Managing General Partner in 1989. Mr. Person began in the investment industry with Dean Witter in 1983. Prior to joining the Managing General Partner, Mr. Person was a senior wholesaler with Capital Realty, Inc. While at Capital Realty, he was involved in the syndication of mortgage based securities through the major brokerage houses. Mr. Person received a B.B.A. degree from Baylor University and an M.B.A. from Houston Baptist University.

Key Employees

Jon P. Tate, age 46, has served as Vice President, Land and Assistant Secretary of the Managing General Partner since 1989. From 1981 to 1989, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as land manager. Mr. Tate is a member of the Permian Basin Landman's Association.

R. Douglas Keathley, age 48, has served as Vice President, Operations of the Managing General Partner since 1992. Before joining us, Mr. Keathley worked as a senior drilling engineer for ARCO Oil and Gas Company and in similar capacities for Reading & Bates Petroleum Co. and Tenneco Oil Co.

Code of Ethics

Neither the Partnership nor the Managing General Partner has adopted a code of ethics for employees, or any principal executive officers, principal financial officers, principal accounting officers or the Board of Directors of the Managing General Partner. The Board of the Managing General Partner believes that the Partnership's existing internal control procedures and current business practices are adequate to promote ethical conduct and to deter wrongdoing on the part of these executives. The Managing General Partner of the Partnership intends to implement during 2004 a code of ethics that will apply to these executives. In accordance with applicable SEC rules, the code of ethics will be made publicly available.

Audit Committee

The current members of the Audit Committee of the Managing General Partner are William P. Nicoletti, John M. White and Joseph J. Radecki, Jr. The Board of Directors of the Managing General Partner has determined that Mr. Nicoletti, the Chairman of the Audit Committee, meets the definition of an "audit committee financial expert" under Item 401(h)(2) of Regulation S-K and has also determined that all of the members of the Audit Committee, including Mr. Nicoletti, meet the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are no limited partners who own of record, or are known by the General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The General Partner owns a 15 percent interest in the Partnership as a general partner. Through repurchase, the General Partner also owns 0.40 limited partner units, a 0.20% limited partner interest. The General Partner's total percentage interest ownership in the Partnership is 15.20%.

No officer or director of the General Partner directly owns units in the Partnership. The officers and directors of the General Partner are considered beneficial owners of the limited partner units acquired by the General Partner by virtue of their status as such. A list of beneficial owners of limited partner units, known to the General Partner, is as follows:

                                                 Amount and
                                                 Nature of      Percen
                                                                  t
                        Name and Address of      Beneficial       of
  Title of Class         Beneficial Owner        Ownership      Class
-------------------    ---------------------     ----------     ------
  --------------          --------------           ------       -----
Limited Partnership    Southwest  Royalties,     Directly       0.20%
Interest               Inc.                      Owns
                       Managing      General     0.40 Units
                       Partner
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701

Limited Partnership    H. H. Wommack, III        Indirectly     0.20%
Interest                                         Owns
                       Chairman    of    the     0.40 Units
                       Board,
                       President, and CEO
                       of          Southwest
                       Royalties, Inc.,
                       the  Managing General
                       Partner
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701


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

In 2003, the General Partner received no administrative fees. The General Partner ceased to charge the Partnership for administrative fees effective July 31, 2000.

The Partnership originally invested primarily all of the proceeds of the Private Placement in 2,005 shares 45.9% of Basic common stock. On May 21, 2001, Basic issued a Notice to Stockholders of Preemptive Rights. The Partnership purchased an additional 19,000 shares of common stock at $380,000. The Partnership at December 31, 2003 owns a total of 6.39%, or 270,132 shares of Basic's outstanding common stock.

In the opinion of management, the terms of the above transactions are similar to ones with unaffiliated third parties.

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG, LLP for the audit of the Partnership's annual financial statements for the years ended December 31, 2003 and 2002 and fees billed for other services rendered by KPMG during those periods.

 For the Year Ended December    2003
             31,                         2002

Audit Fees                     $8,630    $
                                         4,763
Audit Related Fees                  -         -
Tax Fees                            -
                                         -
All Other Fees                      -
                                         -

    TOTAL                      $8,630    $
                                         4,763

The Audit Committee of the Managing General Partner reviewed and approved, in advance, all audit and non-audit services provided by KPMG, LLP.

                                 Part IV


Item 15.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

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

           31.1                                        Rule  13a-14(a)/15d-
14(a) Certification
           31.2                                        Rule  13a-14(a)/15d-
14(a) Certification
          32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
              adopted Pursuant to Section 906 of the Sarbanes-Oxley Act  of
2002
          32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
              adopted Pursuant to Section 906 of the Sarbanes-Oxley Act  of
2002


          (b)     Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 2003.

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


                          Southwest Partners III, L.P.
                          a Delaware limited partnership



By:
                                 Southwest Royalties, Inc.,

General Partner


                          By:    /s/ H. H. Wommack, III
                                 ------------------------------------------
-----

H. H. Wommack, III, President


                          Date:  May 12, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ H. H. Wommack, III                 /s/ Bill E. Coggin
----------------------------           ------------------------
-------------------                    -----------------------
H. H. Wommack, III, Chairman           Bill      E.      Coggin,
of the Board,                          Executive Vice President
President,   Director    and           and    Chief    Financial
Chief Executive Officer                Officer

Date: May 12, 2004                     Date: May 12, 2004


/s/ William P. Nicoletti               /s/ James N. Chapman
----------------------------           ------------------------
-------------------                    -----------------------
William     P.    Nicoletti,           James     N.     Chapman,
Director                               Director

Date: May 10, 2004                     Date: May 12, 2004


/s/ Richard D. Rinehart                /s/  Joseph  J.  Radecki,
                                       Jr.
----------------------------           ------------------------
-------------------                    -----------------------
Richard     D.     Rinehart,           Joseph  J. Radecki,  Jr.,
Director                               Director

Date: May 12, 2004                     Date: May 12, 2004


/s/  Herbert  C. Williamson,
III
----------------------------           ------------------------
-------------------                    -----------------------
Herbert C. Williamson,  III,           John M. White, Director
Director

Date: May 11, 2004                     Date:

                   SECTION 302 CERTIFICATION                Exhibit 31.1


I, H.H. Wommack, III, certify that:

1.                                                    I  have reviewed this
annual report on Form 10-K of Southwest Partners III, L.P.

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


Date:  May 12, 2004                /s/ H.H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Partners III, L.P.

                   SECTION 302 CERTIFICATION                Exhibit 31.2


I, Bill E. Coggin, certify that:

1.                                                    I  have reviewed this
annual report on Form 10-K of Southwest Partners III, L.P.

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


Date:  May 12, 2004                /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Partners III, L.P.

                   CERTIFICATION PURSUANT TO                Exhibit 32.1
                    19 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Annual Report of Southwest Partners III, L.P. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  May 12, 2004




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

                   CERTIFICATION PURSUANT TO                Exhibit 32.2
                    19 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



  In connection with the Annual Report of Southwest Partners III, L.P. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date: May 12, 2004




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Partners III, L.P.