Form 10-Q
period 2004-03-31
SOUTHWEST PARTNERS III L P
filed 2004-05-24
CIK 1038815

Page 1 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004


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

                     PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Registrant (herein also referred to as the "Partnership" has prepared the unaudited condensed financial statements included herein in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets



                                  March    December
                                   31,       31,
                                   2004      2003
                                  -----     -----
                                 (unaudit
                                   ed)
Assets
----------

Current asset:
 Cash and cash equivalents    $  24,449    24,425
                                 --------  --------
                                 --        --
  Total current assets           24,449    24,425
                                 --------  --------
                                 --        --
Investment                       380,506   380,506
                                 --------  --------
                                 --        --
  Total assets                $  404,955   404,931
                                 ======    ======


Liabilities  and   Partners'
Equity
----------------------------
------------

Current liability:
 Payable to General Partner   $  362,534   358,935
                                 --------  --------
                                 --        --
  Total current liabilities      362,534   358,935
                                 --------  --------
                                 --        --
Partners' equity:
 General Partner                 (910,462  (909,926
                                 )         )
 Limited partners                952,883   955,922
                                 --------  --------
                                 --        --
  Total partners' equity         42,421    45,996
                                 --------  --------
                                 --        --
                              $  404,955   404,931
                                 ======    ======

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Operations
                                (Unaudited)

                                 Three Months Ended
                                     March 31,
                                   2004      2003
                                   ----      ----
Revenues
-------------
Interest income               $  24        27
                                 --------  --------
                                 -
                                 24        27
                                 --------  --------
                                 -
Expenses
------------
General and administrative       3,599     1,267
                                 --------  --------
                                 -
                                 3,599     1,267
                                 --------  --------
                                 -
Net loss                      $  (3,575)   (1,240)
                                 =====     =====
Net loss allocated to:

 General Partner              $  (536)     (186)
                                 =====     =====
 Limited partners             $  (3,039)   (1,054)
                                 =====     =====
  Per limited partner unit    $  (18)      (6)
                                 =====     =====

                        Southwest Partners III, L.P.
                     (a Delaware limited partnership)
                          Statement of Cash Flows
                                (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                         2004      2003
                                                        -----     -----
                      Cash  flows  from  operating
                      activities:

                      Interest received                24        27
                                                       --------  --------
                                                       -         --
                         Net   cash  provided   by     24        27
                      operating activities
                                                       --------  --------
                                                       -         --
                      Cash  flows  from  investing
                      activities:

                      Purchase      of       Basic     -         -
                      Investment
                                                       --------  --------
                                                       -         --
                        Net cash used in investing     -         -
                      activities
                                                       --------  --------
                                                       -         --
                      Net  increase  in  cash  and     24        27
                      cash equivalents

                      Beginning of period              24,425    24,828
                                                       --------  --------
                                                       ---       --
                      End of period                 $  24,449    24,855
                                                       ======    ======

                      Reconciliation of  net  loss
                      to net cash
                      provided     by    operating
                      activities:

                      Net loss                      $  (3,575)   (1,240)

                      Adjustment to reconcile  net
                      loss to net
                      cash  provided by  operating
                      activities:

                      Increase in payables             3,599     1,267
                                                       --------  --------
                                                       ---       --
                      Net    cash   provided    by  $  24        27
                      operating activities
                                                       ======    ======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2004, and for the three months ended March 31, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003.

3.   Liquidity - Partnership
     The Partnership as of March 31, 2004 has negative working capital of $338,085, which includes a payable to the General Partner of $357,349. The Partnership does not generate operating income and has no current means of settling the liability to the General Partner, but believes the fair value of its assets are sufficient to meet their current obligations if necessary. The General Partner, should it become necessary, has agreed to either extend the payment terms until the Partnership can comfortably pay the balance or make other mutually acceptable arrangements to settle the payable by transfer, sale or assignment of Partnership assets.

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements

4.   Liquidity - General Partner
     As of December 31, 2003, the General Partner is in violation of several covenants pertaining to their Amended and Restated Revolving Credit Agreement due June 1, 2006 and their Senior Second Lien Secured Credit Agreement due October 15, 2008. Due to the covenant violations, the General Partner is in default under their Amended and Restated Revolving Credit Agreement and the Senior Second Lien Secured Credit Agreement, and all amounts due under these agreements have been classified as a current liability on the General Partner's balance sheet at December 31, 2003. The significant working capital deficit and debt being in default at December 31, 2003, raise substantial doubt about the General Partner's ability to continue as a going concern.

     Subsequent to December 31, 2003, the Board of Directors of the General Partner announced its decision to explore a merger, sale of the stock or other transaction involving the General Partner. The Board has formed a Special Committee of independent directors to oversee the sales process. The Special Committee has retained independent financial and legal advisors to work closely with the management of the General Partner to implement the sales process. There can be no assurance that a sale of the General Partner will be consummated or what terms, if consummated, the sale will be on.

5.   Investments
     Common stock ownership in Basic Energy Services, Inc. was as follows:

December  31, 1997 to  March  45.89%
31, 1999
March  31,  to December  21,  44.94%
2000
December   21,    2000    to  10.57%
December 31, 2000
January  1, 2001 to May  20,  8.11%
2001
May 21, 2001 to February 13,  6.32%
2002
February 14, 2002 to May  4,  5.39%
2003
May  5,  2003 to  March  31,  6.39%
2004

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

                       Southwest Partners III, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements

6.   Subsequent Event
     On May 3, 2004, the Managing General Partner entered into a cash merger agreement to sell all of its stock to Clayton Williams Energy, Inc. The cash merger price is being negotiated, but is expected to be approximately $45 per share. The transaction, which is subject to approval by the Managing General Partner's shareholders, is expected to close no later than May 21, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Southwest Partners III

General
Southwest Partners III, L.P., a Delaware limited partnership (the "Partnership"), was formed on March 11, 1997 to invest in Basic Energy Services, Inc. ("Basic"), an oilfield service company which provides services and products to oil and gas operators for the workover, maintenance and plugging of existing oil and gas wells in the southwestern United States. As of March 31, 2004, the Partnership owned a 6.39%
interest in Basic, which is accounted for using the cost method of accounting.

Results of Operations
For the quarter ended March 31, 2004

Revenues
Revenues consisted of interest income of $24 for the quarter ended March 31, 2004 as compared to $27 for the quarter ended March 31, 2003.

Expenses
Direct expenses totaled $3,599 and $1,267 for the quarters ended March 31, 2004 and 2003, respectively, and consisted of general and administrative expenses. General and administrative expenses primarily represent independent accounting fees incurred to audit the Partnership.

Liquidity and Capital Resources
The proceeds from the sale of partnership units in March 1997 funded the Partnership's investment in Basic.

Net  Cash  Provided  by  Operating  Activities.   Cash  flows  provided  by
operating activities for the period consisted of interest income from a financial institution of $24.

Liquidity - General Partner

As of December 31, 2003, the General Partner was in violation of several covenants pertaining to their Amended and Restated Revolving Credit
Agreement  due  June  1, 2006 and their Senior Second Lien  Secured  Credit
Agreement due October 15, 2008. Due to the covenant violations, the General Partner is in default under their Amended and Restated Revolving Credit Agreement and the Senior Second Lien Secured Credit Agreement, and all amounts due under these agreements have been classified as a current liability on the General Partner's balance sheet at December 31, 2003. The significant working capital deficit and debt being in default at December 31, 2003, raise substantial doubt about the General Partner's ability to continue as a going concern.

Subsequent to March 31, 2004, the Board of Directors of the General Partner announced its decision to explore a merger, sale of the stock or other transaction involving the General Partner. The Board has formed a Special Committee of independent directors to oversee the sales process. The Special Committee has retained independent financial and legal advisors to work closely with the management of the General Partner to implement the sales process. There can be no assurance that a sale of the General Partner will be consummated or what terms, if consummated, the sale will be on.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures
As of the three months ended March 31, 2004, H.H. Wommack, III, President and Chief Executive Officer of the Managing General Partner, and Bill E. Coggin, Executive Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, it internal control over financial reporting.

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





Date:  May 14, 2004

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


Date:  May 15, 2004                /s/ H.H. Wommack, III
                                   H. H. Wommack, III
                                     Chairman,  President  and  Chief
Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Partners III, L.P.

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


Date:  May 14, 2004                /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Partners III, L.P.

                    CERTIFICATION PURSUANT TO                 Exhibit
32.1
                    19 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Partners III, L.P. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  May 14, 2004




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

                    CERTIFICATION PURSUANT TO                 Exhibit
32.2
                    19 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



   In connection with the Quarterly Report of Southwest Partners III, L.P. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date May 14, 2004




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Partners III, L.P.